Form 10-Q
period 1999-03-31
FLASHNET COMMUNICATIONS INC
filed 1999-05-13
CIK 1063193

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

     (X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTER ENDED MARCH 31, 1999

                                      OR

     ( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                       COMMISSION FILE NUMBER 000-25477

                         FLASHNET COMMUNICATIONS, INC.
            (Exact name of registrant as specified in its charter)

                  TEXAS                                         75-2614852
     (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                       Identification Number)

1812 N. FOREST PARK BLVD., FORT WORTH, TX                         76102
(Address of principal executive offices)                        (Zip Code)

                                (817) 820-0068
             (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),

                                Yes (X)  No ( )

and (2) has been subject to such filing requirements for the past 90 days.

                                Yes ( )  No (X)

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   Class                           Outstanding at April 30, 1999
         Common Stock, No Par Value                          13,877,005

                         FLASHNET COMMUNICATIONS, INC.
                                     INDEX


                                                                                             Page
PART I.  FINANCIAL INFORMATION

ITEM 1.

CONSOLIDATED BALANCE SHEETS -
     March 31, 1999 and December 31, 1998.......................................................3

CONSOLIDATED STATEMENTS OF OPERATIONS -
     Three months ended March 31, 1999 and 1998.................................................4

CONSOLIDATED STATEMENTS OF CASH FLOWS -
     Three months ended March 31, 1999 and 1998.................................................5

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS............................................6


ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS........................................................8

PART II.   OTHER INFORMATION

ITEM 1.    Legal Proceedings..................................................................N/A

ITEM 2.    Changes in Securities and Use of Proceeds...........................................14

ITEM 3.    Defaults upon Senior Securities....................................................N/A

ITEM 4.    Submission of Matters to a Vote of Security Holders.................................14

ITEM 5.    Other Information..................................................................N/A

ITEM 6.    Exhibits and Reports on Form 8-K
           (a).  Exhibits......................................................................15
           (b).  Reports on Form 8-K..........................................................N/A

SIGNATURES.....................................................................................16


                         FLASHNET COMMUNICATIONS, INC.
                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS


                                                                                  March 31,            December 31,
                                                                                    1999                   1998
                                                                                ------------           ------------
                                                                                 (UNAUDITED)
CURRENT ASSETS:
   Cash and cash equivalents                                                    $ 45,802,000           $  1,038,000
   Accounts receivable, net                                                          173,000                391,000
   Prepaid expenses and other current assets                                       1,074,000              1,291,000
                                                                                ------------           ------------
      Total current assets                                                        47,049,000              2,720,000

PROPERTY AND EQUIPMENT, net                                                       11,304,000              6,821,000
SOFTWARE LICENSES, net                                                                 2,000                  6,000
OTHER ASSETS                                                                         241,000                186,000
                                                                                ------------           ------------
TOTAL                                                                           $ 58,596,000              9,733,000
                                                                                ------------           ------------
                                                                                ------------           ------------

                LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Current portion of capital lease obligations                                 $  2,517,000           $  1,824,000
   Current portion of convertible notes payable                                      154,000                186,000
   Note payable                                                                       -                   4,834,000
   Trade accounts payable                                                          5,574,000              5,335,000
   Accrued payroll and related expenses                                              948,000                535,000
   Other accrued expenses                                                            547,000                438,000
   Deferred revenue                                                               12,564,000             12,325,000
                                                                                ------------           ------------
      Total current liabilities                                                   22,304,000             25,477,000

CAPITAL LEASE OBLIGATIONS, net of current portion                                    669,000                 52,000
                                                                                ------------           ------------
      Total liabilities                                                           22,973,000             25,529,000

REDEEMABLE SERIES A PREFERRED STOCK, $1.00 par
   value; 1,375,000 sharesauthorized, none and 1,364,085
   issued and outstanding, respectively                                               -                   7,911,000

SHAREHOLDERS' EQUITY (DEFICIT):
   Common stock, no par value, 50,000,000 shares authorized,
     13,844,389 and 5,528,868 issued and outstanding, respectively                67,818,000              3,444,000
   Warrants to purchase common stock                                               3,666,000              3,704,000
   Additional paid-in capital, stock options                                       1,909,000                 -
   Deferred compensation costs                                                    (1,713,000)                -
   Accumulated deficit                                                           (36,057,000)           (30,855,000)
                                                                                ------------           ------------
      Total shareholders' equity (deficit)                                        35,623,000            (23,707,000)
                                                                                ------------           ------------
TOTAL                                                                           $ 58,596,000           $  9,733,000
                                                                                ------------           ------------
                                                                                ------------           ------------


           See Condensed Notes to Consolidated Financial Statements

                         FLASHNET COMMUNICATIONS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                                                                 Three Months Ended March 31,
                                                                                              ----------------------------------
                                                                                                  1999                   1998
                                                                                              -----------            -----------
REVENUES:
   Consumer access services                                                                   $ 7,150,000            $ 4,615,000
   Business services                                                                              466,000                351,000
   Set-up fees and other                                                                          473,000                919,000
                                                                                              -----------            -----------
      Total                                                                                     8,089,000              5,885,000
                                                                                              -----------            -----------
OPERATING COSTS AND EXPENSES:
   Cost of recurring revenues                                                                   3,417,000              2,724,000
   Cost of other revenues                                                                         119,000                 98,000
   Sales and marketing                                                                          2,553,000                998,000
   General and administrative                                                                   1,961,000                908,000
   Operations and customer support                                                              1,981,000              1,035,000
   Depreciation and amortization                                                                  889,000                748,000
                                                                                              -----------            -----------
      Total                                                                                    10,920,000              6,511,000
                                                                                              -----------            -----------

LOSS FROM OPERATIONS                                                                           (2,831,000)              (626,000)
INTEREST EXPENSE                                                                                 (712,000)              (652,000)
INTEREST AND OTHER INCOME                                                                          44,000                  9,000
                                                                                              -----------            -----------
LOSS BEFORE EXTRAORDINARY ITEMS                                                                (3,499,000)            (1,269,000)

EXTRAORDINARY ITEMS - LOSSES ON
  EARLY EXTINGUISHMENT OF DEBT                                                                 (1,656,000)                 -
                                                                                              -----------            -----------
NET LOSS                                                                                       (5,155,000)            (1,269,000)
ACCRETION ON REDEEMABLE PREFERRED STOCK                                                           (48,000)                 -
                                                                                              -----------            -----------
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS                                                  $(5,203,000)           $(1,269,000)
                                                                                              -----------            -----------
                                                                                              -----------            -----------
NET LOSS PER SHARE, BASIC AND DILUTED:
   Loss before extraordinary items                                                            $     (0.50)           $     (0.23)
   Extraordinary items                                                                              (0.24)                 -
   Accretion on redeemable preferred stock                                                          (0.01)                 -
                                                                                              -----------            -----------
                                                                                              $     (0.75)           $     (0.23)
                                                                                              -----------            -----------
                                                                                              -----------            -----------

WEIGHTED AVERAGE SHARES, BASIC AND DILUTED                                                      7,018,000              5,500,000
                                                                                              -----------            -----------
                                                                                              -----------            -----------


           See Condensed Notes to Consolidated Financial Statements

                         FLASHNET COMMUNICATIONS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                       Three Months Ended March 31,
                                                                                   -----------------------------------
                                                                                       1999                    1998
                                                                                   ------------            -----------
OPERATING ACTIVITIES:
   Net loss                                                                        $ (5,155,000)           $(1,269,000)
   Adjustments to reconcile net loss to net cash provided (used) in operating activities:
     Extraordinary losses                                                             1,656,000                  -
     Depreciation                                                                       878,000                738,000
     Amortization of debt discount                                                      329,000                486,000
     Amortization of software licenses                                                    5,000                  8,000
     Amortization of organizational costs                                                 6,000                  2,000
     Deferred compensation expense                                                       95,000                  -
     Provision for allowance for uncollectible accounts                                 (44,000)                 4,000
     Changes in assets and liabilities:
       Decrease in accounts receivable                                                  262,000                 92,000
       (Increase) decrease in prepaid expenses and other current assets                 135,000               (146,000)
       Increase (decrease) in accounts payable and accrued liabilities                  660,000             (1,128,000)
       Increase in deferred revenue                                                     239,000                176,000
                                                                                   ------------            -----------
         Net cash provided (used) by operating activities                              (934,000)            (1,037,000)

INVESTING ACTIVITIES:
   Purchases of property and equipment, net                                          (3,158,000)              (132,000)
   Purchases of software                                                                (84,000)                 -
                                                                                   ------------            -----------
         Net cash used in investing activities                                       (3,242,000)              (132,000)
                                                                                   ------------            -----------
FINANCING ACTIVITIES:
   Proceeds from initial public offering, net                                        56,337,000                  -
   Proceeds from issuance of note payable                                             5,000,000                  -
   Principal payments under notes payable                                           (11,500,000)                 -
   Principal payments under capital lease obligations                                  (897,000)              (361,000)
                                                                                   ------------            -----------
         Net cash provided (used) by financing activities                            48,940,000               (361,000)
                                                                                   ------------            -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 44,764,000             (1,530,000)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                        1,038,000              1,570,000
                                                                                   ------------            -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                           $ 45,802,000            $    40,000
                                                                                   ------------            -----------
                                                                                   ------------            -----------
SUPPLEMENTAL INFORMATION:
   Cash paid for interest                                                          $    384,000            $    49,000
   Equipment acquired under capital leases                                            2,197,000                  -
   Additional common stock issued upon conversion of debt                                40,000                  -


           See Condensed Notes to Consolidated Financial Statements

                         FLASHNET COMMUNICATIONS, INC.
             CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.   BASIS OF PRESENTATION

     In the opinion of management of FlashNet Communications, Inc.
("FlashNet" or the "Company"), the accompanying consolidated financial statements, which have not been audited by independent public accountants, contain all adjustments necessary to present fairly the Company's consolidated financial position, the results of its operations and its cash flows for the periods reported. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions are eliminated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Article 10 of Regulation S-X of the Securities and Exchange Commission. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Registration Statement on Form S-1 (File No. 333-69277) relating to the Company's initial public offering, which was declared effective by the Securities and Exchange Commission on March 16, 1999. The results of operations for the three months ended March 31, 1999 and 1998 are not necessarily indicative of the results to be expected for a full year.

2.   ACCOUNTING ESTIMATES

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those amounts.

3.   STOCK OPTION GRANTS

     On January 15, 1999, the Company granted stock options to purchase 150,943 and 15,890 shares of Common Stock at $5.88 and $8.82 per share, respectively. On March 16, 1999, the Company granted stock options to purchase 220,185 shares of Common Stock at $17.00 per share. The options were granted under the Company's 1997 Stock Incentive Plan (the "Plan"). On March 26, 1999, the Company granted additional stock options to purchase 10,000 shares of Common Stock at $30.00 per share. During February 1999, the Company's Board of Directors and shareholders approved a change in the number of authorized shares of common stock to 50,000,000, and increased the number of shares authorized and reserved under the Plan to 1,327,230 shares.

4.   GOLDMAN SACHS TERM LOAN AGREEMENT

     During January 1999, the Company entered into a $5.0 million term loan agreement with Goldman Sachs Credit Partners L. P. ("Goldman Sachs"). The term loan's stated maturity was January 15, 2000. It bore interest at 13%, was subject to a repayment fee of 1.13% to 4.50% of the repaid principal and was secured by a second lien on the Company's assets. As part of this financing, a Goldman Sachs affiliate obtained the right to acquire within 180 days of the consummation of an initial public offering up to $5.0 million of the Company's common stock at the initial public offering price. This right was assigned a value of $0.1 million and was netted against the loan amount. The term loan plus accrued interest of $0.1 million was repaid in March 1999 (see "LIQUIDITY AND CAPITAL RESOURCES").

5.   INITIAL PUBLIC OFFERING

     On March 16, 1999 the Company effected its initial public offering ("IPO"). The IPO consisted of 3,000,000 shares of Common Stock issued at $17.00 per share. Concurrently with the IPO, the Company sold an additional 175,000 shares of Common Stock to SBC Communications Inc. at $17.00 per share. Net proceeds to the Company were approximately $49.2 million. Upon consummation of the IPO, 1,364,085 shares of the Company's Redeemable Series A Preferred Stock were automatically converted to 4,637,889 shares of Common Stock. On March 29, 1999 the Underwriter exercised its over-allotment option and purchased 450,000 shares of the Company's Common Stock at the IPO price of $17.00 per share. Net proceeds to the Company from this exercise were approximately $7.1 million.

6.   REVENUE RECOGNITION

     Amounts received upon the sale or renewal of prepaid annual and monthly subscriptions are recorded as deferred revenue through a 30-day money back cancellation period and then amortized over the remaining period in which service is provided. Annual subscribers canceling after the initial 30-day period are treated as monthly subscribers. Such subscribers are refunded the difference between their prepaid amounts and retroactive set-up fees and monthly rates for the period of service. Distributor sign-up and renewal fees are also recorded as deferred revenue and amortized over the life of the related agreements.

7.   NET LOSS PER SHARE

     Share and per share amounts have been adjusted retroactively for the 3.4-for-1 stock split which was approved in February 1999, and became effective March 11, 1999. Basic loss per share is computed using the weighted average number of common shares outstanding. Options, warrants and convertible securities are not included in the computation of diluted loss per share as the effects would be antidilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This report contains certain forward-looking statements with respect to the Company's operations, industry, financial condition and liquidity. These statements reflect management's best current assessment of a number of risks and uncertainties. The Company's actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors described in this report and other risks indicated in the Company's other filings with the Securities and Exchange Commission.

OVERVIEW

     FlashNet is a nationwide provider of consumer Internet access services and business services. Founded in September 1995, the Company initially served as an Internet access provider for consumers located primarily in the Dallas/Fort Worth area. To provide Internet access throughout the southwestern United States and selected central and northeastern states, the Company expanded its operations during 1996 and 1997 through the installation of 182 Company-owned points of presence ("POPs") where subscribers can access its services through a local telephone call. These POPs are supported by a network operations center in Fort Worth, Texas and 28 additional remote facilities where Company-owned equipment has been deployed within third-party networking or data centers. During 1998, the Company signed a national network access agreement with PSINet that provides access to PSINet's POPs. This agreement, combined with the Company's agreement with Level 3 Communications, has transformed FlashNet into a national Internet service provider with 637 total POPs across 476 cities throughout the United States. As of March 31, 1999, the Company had accumulated a subscriber base of approximately 190,000 users, including approximately 3,000 customers for its business services.

     In addition to access services as a national Internet service provider, the Company offers a broad range of business services that enable businesses to outsource their Internet and electronic commerce activities. The Company expects that business services revenues will increase in future periods, particularly in view of its strategy to increase the size of its corporate sales department and expand its offerings of business services. The Company believes that attracting additional business customers will result in a more stable, higher quality customer base. The Company further believes that its business services enable it to acquire new corporate customers more effectively and provide many cross-selling opportunities.

     REVENUES.

     The Company's revenues generally are composed of:

     -  Consumer access services revenues;

     -  Business services revenues; and

     -  Set-up fees and other revenues.

     Consumer access services revenues consist of annual prepaid and, to a lesser extent, monthly subscriptions for consumer dial-up access to the Internet. The Company offers prepaid and monthly subscribers a full money-back guarantee upon cancellation of their service if made within 30 days of initiating service. Amounts received upon the sale or renewal of prepaid annual and monthly subscriptions are recorded as deferred revenue through the 30-day money-back cancellation period and then amortized over the remaining period in which service is provided. Subscribers may cancel their subscriptions at any time following the initial 30-day period, in which case the Company charges the subscriber according to its monthly service rates for services provided through the end of the month in which the cancellation occurs plus an additional set-up fee, and refunds any remaining prepaid amounts after such charges. Cash received from subscribers is applied to working capital when received, and no cash reserves are maintained for potential refund obligations.

     Business services consisting of dedicated access services also are offered on a prepaid annual and monthly subscription basis. The revenue recognition policies and customer guarantee practices described above for consumer access services also apply to dedicated access business services. Revenues from the sale of other business services typically involve set-up fees, which are included in set-up fees and other revenues in the consolidated statement of operations, and a service contract that provides for monthly billing. These business services revenues are recognized as services are provided.

     Set-up fees and other revenues are derived through a variety of sources, including set-up fees for subscribers to the Company's consumer access services and business services, consulting services, sign-up and renewal fees for independent representatives in the Company's network marketing program and advertising revenues. Set-up fees are charged to new customers of monthly consumer access and to business services customers, other than prepaid annual dedicated access customers. These one-time set-up fees are non-refundable and are deferred and amortized over a one-year period. Consulting services have been provided from time to time on a limited basis by the Company on both a fixed fee and a time-and-materials basis and are recognized as the services are performed. Non-refundable fees are paid by representatives in the Company's network marketing program at the commencement of participation in the program and for renewal of participation on each anniversary of the representative's commencement date. Such fees are deferred and amortized over a one-year period following the month of initial sign-up or renewal, as the case may be. Advertising revenues are recognized as advertising services are provided.

     COSTS AND EXPENSES.

     The Company's costs include (i) costs of revenue that are primarily related to the number of subscribers; (ii) costs related to merchandise sold and cost of material for the Company's network marketing program;
(iii) selling, customer support and general and administrative expenses that are associated more generally with operations; and (iv) depreciation and amortization, which are related to the size of the Company's network and capital lease obligations.

     Costs of revenue that are primarily related to the number of subscribers are recurring costs. Cost of recurring revenues is comprised of the costs incurred in providing consumer access services and business services. These costs include costs for providing local telephone lines into each Company-owned POP, the use of third-party networks and the use of leased lines to connect each Company-owned POP and third-party POP to its hub and to connect its hub to the Internet backbone.

     Cost of other revenues consists of costs of installation software, premium support costs, cost of merchandise sold and the cost of user guides and other materials for representatives and distributors involved in the Company's network marketing program.

     Selling, general and administrative costs are incurred in the areas of sales and marketing, customer support, network operations and maintenance, engineering, accounting and administration. Sales and marketing expenses consist primarily of media and production costs, commissions and expenses related to the Company's network marketing program, sales and marketing overhead, and personnel costs. General and administrative expenses consist of personnel and related costs associated with the Company's executive and administrative functions and other miscellaneous expenses. Operations and customer support expenses consist primarily of expenses associated with daily support of the Company's subscriber base, including customer service and technical support. Selling, general and administrative costs will increase over time as the Company's scope of operations increases. However, the Company expects that such costs will be more than offset by anticipated increases in revenue attributable to overall subscriber growth. In addition, significant levels of marketing activity may be necessary in order for the Company to build or increase its subscriber base in a given market to a size large enough to generate sufficient revenue to offset such marketing expenses. The Company may determine to significantly increase the level of marketing activity in order to increase the rate of subscription growth. Any such increase would have a short-term negative impact on earnings. The Company does not defer any start-up expenses related to entering new markets.

     As the Company expands into new markets, both costs of revenue and selling, general and administrative expenses will increase. To the extent the Company opens FlashNet POPs in new markets, such expenses may also increase as a percentage of revenue in the short-term after a new FlashNet POP is opened because many of the fixed costs of providing service in a new market are incurred before significant revenue can be expected from that market. However, to the extent that the Company expands into new markets by using third-party POPs instead of opening its own POPs, the Company's incremental monthly recurring costs will consist primarily of the fees to be paid to third parties pursuant to network service agreements. The margins on subscribers serviced by using third party POPs will initially be lower than if the Company had developed its own POPs in such new markets. Once a new market matures, costs of revenue as a percentage of revenue will tend to be higher in markets served through utilization of purchased network services rather than Company-owned POPs. Costs of utilizing purchased network services are generally higher because all of these costs are included in costs of revenue, while a portion of the costs of utilizing Company-owned POPs is included in depreciation and amortization. Also, assuming favorable local area telecommunications charges, the Company can provide services at a lower cost on its own POPs once a sufficient subscriber base relative to such POPs is achieved.

     The Company has experienced operating losses since its inception as a result of efforts to build its network infrastructure and internal staffing, develop its systems and expand into new markets. The Company expects to continue to focus on increasing its subscriber base and geographic coverage. Accordingly, the Company expects that its cost of revenues, sales and marketing expenses, general and administrative expenses, operations expenses and capital expenditures will continue to increase, all of which may have a negative impact on short-term operating results.

RESULTS OF OPERATIONS

     The following table sets forth certain unaudited financial data for the quarters ended March 31, 1999 and 1998. Operating results for any period are not necessarily indicative of results for any future period. Dollar amounts are shown in thousands.


                                                      Three Months Ended                     Three Months Ended
                                                        March 31, 1999                         March 31, 1998
                                                -----------------------------          -----------------------------
                                                                       % of                                   % of
                                                (000's)              Revenues          (000's)              Revenues
                                                -------              --------          -------              --------
REVENUES:
   Consumer access services                     $ 7,150                 88%            $ 4,615                 78%
   Business services                                466                  6                 351                  6
   Set-up fees and other                            473                  6                 919                 16
                                                -------              --------          -------              --------
      Total                                       8,089                100               5,885                100
                                                -------              --------          -------              --------
OPERATING COSTS AND EXPENSES:
   Cost of recurring revenues                     3,417                 42               2,724                 46
   Cost of other revenues                           119                  1                  98                  2
   Sales and marketing                            2,553                 32                 998                 17
   General and administrative                     1,961                 24                 908                 15
   Operations and customer support                1,981                 25               1,035                 18
   Depreciation and amortization                    889                 11                 748                 13
                                                -------              --------          -------              --------
      Total                                      10,920                135               6,511                111
                                                -------              --------          -------              --------
LOSS FROM OPERATIONS                             (2,831)               (35)               (626)               (11)
INTEREST EXPENSE                                   (712)                (9)               (652)               (11)
INTEREST AND OTHER INCOME                            44                  1                   9                 -
                                                -------              --------          -------              --------
LOSS BEFORE EXTRAORDINARY ITEMS                  (3,499)               (43)             (1,269)               (22)

EXTRAORDINARY ITEMS - LOSSES ON EARLY
  EXTINGUISHMENT OF DEBT                         (1,656)               (20)                -                   -
                                                -------              --------          -------              --------
NET LOSS                                         (5,155)               (63)             (1,269)               (22)
ACCRETION ON REDEEMABLE
  PREFERRED STOCK                                   (48)                (1)                -                   -
                                                -------              --------          -------              --------
NET LOSS ATTRIBUTABLE TO
  COMMON SHAREHOLDERS                           $(5,203)               (64)%           $(1,269)               (22)%
                                                -------              --------          -------              --------
                                                -------              --------          -------              --------


QUARTER ENDED MARCH 31, 1999 COMPARED TO QUARTER ENDED MARCH 31, 1998

     REVENUES.

     Total revenues increased $2.2 million, or 37%, to $8.1 million in 1999 from $5.9 million in 1998. Subscriptions and renewals increased $2.7 million, as reflected by the increase in consumer access services revenues. These increases were partially offset by a decrease of $0.5 million in subscriber set-up fees and other revenues. In the fourth quarter of 1997, the Company eliminated set-up fees applicable to annual prepaid consumer accounts in connection with a price increase for all consumer access and business access services. However, as a result of the Company's revenue recognition policy noted above, set-up fees related to 1997 were deferred and recognized over the twelve-month period following their receipt. The number of subscribers who use the Company's services increased from approximately 160,000 at March 31, 1998 to 190,000 at March 31, 1999. Consumer access services revenues increased 55% in 1999 over 1998, primarily as a result of the increase in the Company's subscriber base. Business services revenues increased 33% in 1999 from 1998 as the Company expanded its offerings of dedicated and broadband access and other business services in response to escalating customer demand.

     COST OF RECURRING REVENUES.

     Cost of recurring revenues increased $0.7 million, or 25%, to $3.4 million in 1999 from $2.7 million in 1998. Of this increase, $0.5 million was attributable to an increase in dial tone costs associated with a higher level of subscribers on the Company's network. As a percentage of total revenues, cost of recurring revenues decreased to 42% in 1999 from 46% in 1998 primarily due to the increases in total revenues and also as a result of greater network efficiencies.

     SALES AND MARKETING EXPENSES.

     Sales and marketing expenses increased $1.6 million, or 156%, to $2.6 million in 1999 from $1.0 million in 1998. As a percentage of total revenues, sales and marketing expenses increased to 32% in 1999 from 17% in 1998. This increase, both in absolute dollars and as a percentage of total revenues, was attributable to a $0.7 million increase in media expenses, a $0.5 million increase in personnel costs and a $0.4 million increase in expenses associated with our network marketing program. The Company suspended much of its advertising efforts in 1998 to conserve cash resources.

     GENERAL AND ADMINISTRATIVE EXPENSES.

     General and administrative expenses increased $1.1 million, or 116%, to $2.0 million in 1999 from $0.9 million in 1998. General and administrative expenses increased primarily due to an increase in the number of staff members, an increase in credit card processing fees and increased spending on facilities and supplies. In addition, the Company recognized deferred compensation expense of $0.1 million during 1999 related to stock options granted in January 1999. As a percentage of total revenues, general and administrative expenses increased to 24% in 1999 from 15% in 1998.

     OPERATIONS AND CUSTOMER SUPPORT EXPENSES.

     Operations and customer support expenses increased $1.0 million, or 91%, to $2.0 million in 1999 from $1.0 million in 1998. As a percentage of total revenues, operations and customer support expenses increased to 25% in 1999 from 18% in 1997. These increases were primarily due to the addition of new customer care and technical personnel to support a larger subscriber base.

     DEPRECIATION AND AMORTIZATION.

     Depreciation and amortization expense increased $0.1 million, or 19%, to $0.9 million in 1999 from $0.8 million in 1998. This increase primarily resulted from additional purchases of capital equipment and software that were needed to support the Company's expanding network. As a percentage of total revenues, depreciation and amortization expense decreased 11% in 1999 from 13% in 1998.

     EXTRAORDINARY LOSSES.

     The extraordinary losses on early extinguishment of debt are related to the write-off of unamortized debt discount costs of $1.4 million related to the repayment of a $6.5 million Secured Promissory Note payable to Ascend Communications, Inc. (the "Ascend Note"), and $0.3 million of unamortized debt discount and other costs related to the repayment of the Goldman Sachs term loan.

LIQUIDITY AND CAPITAL RESOURCES

     The capital needs of the Company have historically been met, in large part, by receipts from its prepaid subscriber customer base, which, in turn, increased its deferred revenue liability. Commencing in 1996, as the Company placed greater emphasis on developing and expanding its network infrastructure, it sought additional capital from other sources, including vendor capital leases and other vendor financing arrangements and through private placements of its securities. The Company's IPO, completed in March 1999, provided the Company with additional capital of $56.3 million.

     The Company's operating activities used net cash of approximately
$0.9 million and $1.0 million during the quarters ended March 31, 1999 and 1998, respectively. During the quarter ended March 31, 1999, net cash used in operations resulted primarily from net losses, adjusted for the extraordinary losses, depreciation and amortization expense and increases in trade accounts payable. During the quarter ended March 31, 1998, net cash used in operations resulted from net losses.

     Cash used by investing activities has consisted primarily of equipment purchases for POP and network expansion. For the quarters ended March 31, 1999 and 1998, capital expenditures amounted to approximately $3.2 million and $0.1 million, respectively. In addition, the Company spent approximately $2.2 million for equipment acquired under capital leases in 1999.

     Cash from financing activities provided the Company with approximately $48.9 million during the quarter ended March 31, 1999, compared to cash used by financing activities of $0.4 million during the quarter ended March 31, 1998. During January 1999, the Company received proceeds of $5.0 million from the Goldman Sachs term loan. During March 1999, the Company effected its IPO. The offering consisted of 3,175,000 shares of common stock issued at $17 per share. Net proceeds to the Company were approximately $49.2 million. On
March 29, 1999, the Underwriters exercised their over-allotment option and purchased 450,000 shares at the IPO price of $17.00. Net proceeds to the Company were approximately $7.1 million. Cash used for financing activities included $6.5 million and $5.0 million for the repayment of the Ascend Note and the Goldman Sachs term loan, respectively, plus $0.9 million for principal payments under capital lease obligations.

     As of March 31, 1999, the Company had cash and cash equivalents on hand of approximately $45.8 million. The Company estimates that its cash and financing needs for the next twelve months, assuming reasonable internal growth, can be met by cash on hand and cash flow from operations. The Company's future capital requirements depend on several factors, including the rate of market acceptance of the Company's services, the Company's ability to maintain and expand its subscriber base, the rate of expansion of the Company's network infrastructure, the level of resources required to expand the Company's marketing and sales efforts, the availability of hardware and software provided by third-party vendors and other factors. If capital requirements vary materially from those currently planned, the Company may require additional financing. The Company has no commitments for any additional financing, and there can be no assurance that any such commitments can be obtained on favorable terms, if at all. Any additional equity financing may be dilutive to the Company's stockholders. Debt financing, if available, may involve restrictive covenants with respect to dividends, raising future capital and other financial and operational matters and may otherwise limit the Company's ability to raise additional capital.

     The Company frequently evaluates potential business acquisitions. Depending on the circumstances, the Company may not disclose a material acquisition until completion of a definitive agreement. The Company may determine to raise additional debt or equity capital to finance potential acquisitions and/or to fund accelerated growth. Any significant acquisitions or increases in the Company's growth rate could materially affect the Company's operating and financial expectations and results, liquidity and capital resources.

YEAR 2000

     The Company recognizes the need to ensure that the provisioning of access services and business services, as well as its internal systems, will not be adversely affected by Year 2000 software failures. The Company currently does not believe that the Year 2000 issue will have a material effect on its internal network, computer systems or operations. However, the Company is continuing to assess the potential impact of the Year 2000 issue. In particular, the Company has established procedures for evaluating and managing the risks and costs associated with this problem. The Company's plan to resolve Year 2000 issues involves four phases: assessment, remediation, testing and implementation. The Company has completed its assessment of all material information technology systems, and based on this assessment, it currently expects that its computer systems will be Year 2000 compliant by July 1999. However, notwithstanding its assessment, the Company may experience degradation in the performance of its network or other systems, or complete system failure if its expectations are not realized or it encounters unforeseen difficulties. Any performance degradation or system failure, whether of the Company's internal systems or of the systems of its customers, likely would have a material adverse effect on its business, financial condition and results of operations.

     The Company's customers maintain their Internet operations on commercially available operating systems, which may be impacted by Year 2000 complications. In addition, the Company relies on telecommunications providers and third-party vendors for certain equipment and software included within its services that may not be Year 2000 compliant. The Company is in the final stages of conducting an audit of its telecommunications providers and third-party suppliers as to the Year 2000 compliance of their systems, and plans to complete this audit in the second quarter of 1999. To date, the Company has verbally contacted all of its major telecommunications, information systems and software vendors concerning their Year 2000 compliance and plans to obtain written responses from them prior to July 31, 1999 indicating that they will be Year 2000 compliant prior to December 1999. The Company has not obtained legally binding representations from any of these third-party vendors with respect to their Year 2000 compliance. Communications to date from such third parties indicate that these third parties expect, at this time, to be compliant by the Year 2000 based on their progress to date. However, the inability of a substantial number of third parties to complete their Year 2000 resolution process on a timely basis and in a manner compatible with the Company's systems could materially and adversely affect the operation of its internal systems or its ability to provide consumer access services and business services.

     The total cost of completing the Company's Year 2000 plan is estimated to be less than $1.0 million and is being expensed as incurred and funded through operating cash flows. The Company expects that its expenses in 1999 related to all phases of its Year 2000 project will not be material. The Company has not established contingency plans in case of failure of its information technology systems since it currently expects that such systems will be Year 2000 compliant by mid-1999. In connection with its assessment of third-party readiness and operating equipment, in the third quarter of 1999 the Company plans to evaluate the necessity of contingency plans based on the level of uncertainty regarding third-party compliance. In the event its telecommunications providers or third-party suppliers do not expect to be Year 2000 compliant, the Company's contingency plans may include replacing such third parties or performing the particular services provided by such parties itself.

     The Company's Year 2000 plans are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. Estimates on the status of completion and the expected completion dates are based on progress to date compared to the timetable established by the Company's Year 2000 committee. The Company has not employed the services of independent contractors to verify its assessment and estimates related to the Year 2000 problem. There can be no guarantee that these estimates will be achieved and actual results could differ materially from these plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and similar uncertainties.

PART II.  OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     The Company's registration statement on Form S-1 (Registration
No. 333-69277) under the Securities Act of 1933, as amended, for its initial public offering (the "Offering") became effective on March 16, 1999. The managing underwriters of the offering were BancBoston Robertson Stephens, J.C. Bradford & Co. and EVEREN Securities, Inc. (the "Underwriters"). All 3,175,000 shares of Common Stock registered under the Registration Statement were sold at a price of $17.00 per share. The Underwriters also exercised an over-allotment option of 450,000 shares on March 29, 1999. All 450,000 over-allotment shares were sold at a price of $17.00 per share. The aggregate price of the offering amount registered and sold was approximately
$61.6 million. In connection with the Offering, the Company paid approximately $4.1 million in underwriting discounts and commissions to the Underwriters. Offering proceeds, net of aggregate expenses to the Company of approximately $1.2 million, were approximately $56.3 million. As of March 31, 1999, the Company has used the net offering proceeds for the purchase of temporary investments consisting of cash, cash equivalents, and short-term investments. The Company repaid notes payable totaling $11.5 million. The Company will also use the proceeds for the expansion of its sales and marketing operations, for enhancements to its network infrastructure and to develop further its business service offerings. The balance of the proceeds will be used for working capital, general corporate purposes and potential acquisitions. None of the Company's net proceeds of the Offering were paid directly or indirectly to any director, officer of the Company or their associates, persons owning 10% or more of any class of equity securities of the Company, or an affiliate of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On February 22, 1999, the Company held its 1999 annual meeting of shareholders. The number of shares outstanding on the record date of the meeting and the number of shares represented in person or by proxy at the meeting, were as follows:

Class of Stock       Number of Shares Outstanding       Number of Shares Present
--------------       ----------------------------       ------------------------
  Common                      1,626,838                        1,502,513
  Preferred                   1,364,085                        1,331,136

     At the meeting, John B. Kleinheinz, Kevin A. Stadtler, James B.
Francis, Jr., M. Scott Leslie and A. Lee Thurburn were elected as directors of the Company. Mr. Kleinheinz and Mr. Stadtler were designated as representatives of the holders of shares of the Company's Preferred Stock and only holders of the Preferred Stock voted in respect of their election. The remaining shareholders voted in respect of the election of the other three individuals. All shares represented at the meeting and entitled to vote in respect of the election of the directors were voted in favor of their election, with the exception of 5,780 shares for which authority to vote was withheld.

     The remaining matters acted upon at the annual meeting were:

     - A proposal to approve a Plan of Recapitalization and Restated Articles of Incorporation of the Company to effect a 3.4-for-1 split of the outstanding shares of the Company's Common Stock;

     - A proposal to approve an increase in the number of shares reserved for issuance under the Company's 1997 Stock Incentive Plan;

     - A proposal to approve the Company's Employee Stock Discount Purchase Plan; and

     - Ratification of the appointment by the Board of Directors of independent public accountants of the Company for the fiscal year ending December 31, 1998.

     All shares represented at the meeting were voted in favor of the proposals and ratification. There were no votes against or withheld and there were no abstentions.

     By written consent of the shareholders dated March 10, 1999, the Company's shareholders approved Articles of Amendment to the Company's Restated Articles of Incorporation for the purpose of causing the Company's 3.4-for-1 stock split to become effective on March 11, 1999. Holders of in excess of two-thirds of the outstanding shares entitled to vote in respect of the Articles of Amendment signed the consent. In accordance with the Company's Restated Articles of Incorporation and Texas law, prompt notice of the taking of the action by the shareholders without a meeting was given to the shareholders who did not sign the consent.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a).  Exhibits

         27.1  Financial Data Schedule

   (b).  Reports on Form 8-K

         None.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            FLASHNET COMMUNICATIONS, INC.
                                            -----------------------------
                                                     (Registrant)


Date: May 12, 1999                          /s/ ANDREW N. JENT
                                            -----------------------------
                                            Andrew N. Jent
                                            Executive Vice President and
                                            Chief Financial Officer