Form 10-Q
period 1999-06-30
FLASHNET COMMUNICATIONS INC
filed 1999-08-05
CIK 1063193

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   (X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 1999

                                       OR

   ( )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES ACT OF 1934

             FOR THE TRANSITION PERIOD FROM ________ TO ________

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


                                 Yes ( ) No (X)

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                   Outstanding at June 30, 1999
       Common Stock, No Par Value                    13,952,515

                          FLASHNET COMMUNICATIONS, INC.
                                      INDEX

                                                                    Page
PART I.  FINANCIAL INFORMATION

ITEM 1.

CONSOLIDATED BALANCE SHEETS -
   June 30, 1999 and December 31, 1998..............................   3

CONSOLIDATED STATEMENTS OF OPERATIONS -
   Three and six months ended June 30, 1999 and 1998................   4

CONSOLIDATED STATEMENTS OF CASH FLOWS -
   Six months ended June 30, 1999 and 1998..........................   5

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS................   6


ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
   CONDITION AND RESULTS OF OPERATIONS..............................   7

PART II.   OTHER INFORMATION

ITEM 1.    Legal Proceedings.........................................N/A

ITEM 2.    Changes in Securities and Use of Proceeds................. 14

ITEM 3.    Defaults upon Senior Securities...........................N/A

ITEM 4.    Submission of Matters to a Vote of Security Holders.......N/A

ITEM 5.    Other Information.........................................N/A

ITEM 6.    Exhibits and Reports on Form 8-K
           (a).  Exhibits............................................ 14
           (b).  Reports on Form 8-K.................................N/A

SIGNATURES........................................................... 15

                          FLASHNET COMMUNICATIONS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                  June 30,             December 31,
                                                                                    1999                   1998
                                                                                ------------           ------------
                                                                                 (UNAUDITED)
CURRENT ASSETS:
   Cash and cash equivalents                                                    $ 38,835,000           $  1,038,000
   Accounts receivable, net                                                        1,042,000                391,000
   Prepaid expenses and other current assets                                       2,048,000              1,291,000
                                                                                ------------           ------------

      Total current assets                                                        41,925,000              2,720,000

PROPERTY AND EQUIPMENT, net                                                       13,891,000              6,821,000
SOFTWARE LICENSES, net                                                               134,000                  6,000
OTHER ASSETS                                                                         231,000                186,000
                                                                                ------------           ------------
TOTAL                                                                           $ 56,181,000           $  9,733,000
                                                                                ============           ============

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Current portion of capital lease obligations                                 $  2,593,000           $  1,824,000
   Current portion of convertible notes payable                                       65,000                186,000
   Note payable                                                                            -              4,834,000
   Trade accounts payable                                                          6,189,000              5,335,000
   Accrued payroll and related expenses                                              897,000                535,000
   Other accrued expenses                                                            745,000                438,000
   Deferred revenue                                                               13,455,000             12,325,000
                                                                                ------------           ------------
      Total current liabilities                                                   23,944,000             25,477,000

CAPITAL LEASE OBLIGATIONS, net of current portion                                  2,607,000                 52,000
                                                                                ------------           ------------
      Total liabilities                                                           26,551,000             25,529,000

REDEEMABLE SERIES A PREFERRED STOCK, $1.00 par value; 1,375,000 shares authorized, none and 1,364,085
   issued and outstanding, respectively                                                    -              7,911,000

SHAREHOLDERS' EQUITY (DEFICIT):
   Common stock, no par value, 50,000,000 shares authorized,
      13,952,515 and 5,528,868 issued and outstanding, respectively               67,989,000              3,444,000
   Warrants to purchase common stock                                               3,592,000              3,704,000
   Additional paid-in capital, stock options                                       1,909,000                      -
   Deferred compensation costs                                                    (1,618,000)                     -
   Accumulated deficit                                                           (42,242,000)           (30,855,000)
                                                                                ------------           ------------
      Total shareholders' equity (deficit)                                        29,630,000            (23,707,000)
                                                                                ------------           ------------
TOTAL                                                                           $ 56,181,000           $  9,733,000
                                                                                ============           ============

              See Condensed Notes to Consolidated Financial Statements

                          FLASHNET COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                              Three Months Ended June 30,            Six Months Ended June 30,
                                            ------------------------------         -----------------------------
                                                1999              1998                  1999             1998
                                            ------------      ------------         ------------     ------------
REVENUES:
   Consumer access services                 $  7,395,000      $  5,080,000         $ 14,545,000     $  9,695,000
   Business services                             418,000           361,000              884,000          712,000
   Set-up fees and other                       1,719,000           791,000            2,192,000        1,710,000
                                            ------------      ------------         ------------     ------------
      Total                                    9,532,000         6,232,000           17,621,000       12,117,000
                                            ------------      ------------         ------------     ------------

OPERATING COSTS AND EXPENSES:
   Cost of recurring revenues                  3,839,000         2,956,000            7,256,000        5,680,000
   Cost of other revenues                        836,000            88,000              955,000          186,000
   Sales and marketing                         5,777,000         1,800,000            8,330,000        2,799,000
   General and administrative                  2,159,000         1,223,000            4,120,000        2,132,000
   Operations and customer support             2,253,000         1,326,000            4,234,000        2,361,000
   Depreciation and amortization               1,190,000           764,000            2,079,000        1,512,000
                                            ------------      ------------         ------------     ------------
      Total                                   16,054,000         8,157,000           26,974,000       14,670,000
                                            ------------      ------------         ------------     ------------

LOSS FROM OPERATIONS                          (6,522,000)       (1,925,000)          (9,353,000)      (2,553,000)
INTEREST EXPENSE                                (252,000)         (659,000)            (964,000)      (1,311,000)
INTEREST AND OTHER INCOME                        589,000            12,000              633,000           21,000
                                            ------------      ------------         ------------     ------------
LOSS BEFORE EXTRAORDINARY ITEMS               (6,185,000)       (2,572,000)          (9,684,000)      (3,843,000)

EXTRAORDINARY ITEMS - LOSSES ON
   EARLY EXTINGUISHMENT OF DEBT                     -                 -              (1,656,000)            -
                                            ------------      ------------         ------------     ------------
NET LOSS                                      (6,185,000)       (2,572,000)         (11,340,000)      (3,843,000)
ACCRETION ON REEMABLE
   PREFERRED STOCK                                  -                 -                 (48,000)            -
                                            ------------      ------------         ------------     ------------
NET LOSS ATTRIBUTABLE TO COMMON
   SHAREHOLDERS                             $ (6,185,000)     $ (2,572,000)        $(11,388,000)    $ (3,843,000)
                                            ============      ============         ============     ============
NET LOSS PER SHARE,
   BASIC AND DILUTED:
   Loss before extraordinary items          $      (0.45)     $      (0.47)        $      (0.93)    $      (0.70)
   Extraordinary items                              -                 -                   (0.16)            -
                                            ------------      ------------         ------------     ------------
                                            $      (0.45)     $      (0.47)        $      (1.09)    $      (0.70)
                                            ============      ============         ============     ============
WEIGHTED AVERAGE SHARES,
   BASIC AND DILUTED:                         13,913,000         5,487,000           10,485,000        5,487,000
                                            ============      ============         ============     ============

              See Condensed Notes to Consolidated Financial Statements

                          FLASHNET COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                    Six Months Ended June 30,
                                                                                  ----------------------------
                                                                                      1999            1998
                                                                                  ------------    ------------
OPERATING ACTIVITIES:
   Net loss                                                                       $(11,340,000)   $ (3,843,000)
   Adjustments to reconcile net loss to net cash provided (used) in
      Operating activities:
      Extraordinary losses                                                           1,656,000               -
      Depreciation                                                                   2,038,000       1,487,000
      Amortization of debt discount                                                    345,000         972,000
      Amortization of software licenses                                                  5,000          20,000
      Amortization of prepaid expenses                                                  36,000           4,000
      Deferred compensation expense                                                    191,000               -
      Provision for allowance for uncollectible accounts                                 6,000           7,000
      Changes in assets and liabilities:
         (Increase) decrease in accounts receivable                                   (657,000)        127,000
         Increase in prepaid expenses and other current assets                        (845,000)       (247,000)
         Increase (decrease) in accounts payable and accrued liabilities             1,422,000      (2,275,000)
         Increase in deferred revenue                                                1,130,000         199,000
                                                                                  ------------    ------------
            Net cash used in operating activities                                   (6,013,000)     (3,549,000)
                                                                                  ------------    ------------
INVESTING ACTIVITIES:
   Purchases of property and equipment, net                                         (4,199,000)       (380,000)
   Purchases of software                                                              (224,000)              -
                                                                                  ------------    ------------
            Net cash used in investing activities                                   (4,423,000)       (380,000)
                                                                                  ------------    ------------
FINANCING ACTIVITIES:
   Proceeds from initial public offering, net                                       56,337,000               -
   Proceeds from issuance of note payable                                            5,000,000               -
   Proceeds from issuance of preferred stock                                                 -       4,162,000
   Principal payments under notes payable                                          (11,500,000)              -
   Principal payments under capital lease obligations                               (1,604,000)       (789,000)
                                                                                  ------------    ------------
            Net cash provided by financing activities                               48,233,000       3,373,000
                                                                                  ------------    ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                37,797,000        (556,000)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                       1,038,000       1,570,000
                                                                                  ------------    ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $ 38,835,000    $  1,014,000
                                                                                  ============    ============
SUPPLEMENTAL INFORMATION:
   Cash paid for interest                                                         $    620,000    $    340,000
   Equipment acquired under capital leases                                           4,908,000               -
   Additional common stock issued upon conversion of debt                              137,000               -

              See Condensed Notes to Consolidated Financial Statements

                          FLASHNET COMMUNICATIONS, INC.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   BASIS OF PRESENTATION

     In the opinion of management of FlashNet Communications, Inc. ("FlashNet" or the "Company"), the accompanying consolidated financial statements, which have not been audited by independent public accountants, contain all adjustments necessary to present fairly the Company's consolidated financial position, the results of its operations and its cash flows for the periods reported. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions are eliminated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Article 10 of Regulation S-X of the Securities and Exchange Commission. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Registration Statement on Form S-1 (File No. 333-69277) relating to the Company's initial public offering, which was declared effective by the Securities and Exchange Commission on March 16, 1999. The results of operations for the three and six months ended June 30, 1999 and 1998 are not necessarily indicative of the results to be expected for a full year.

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

3.   STOCK OPTION GRANTS

     During May 1999, the Company granted stock options to purchase 48,264 shares of Common Stock at prices ranging from $17.00 to $20.50 per share. The options were granted under the Company's 1997 Stock Incentive Plan.

4.   REVENUE RECOGNITION

     Amounts received upon the sale or renewal of prepaid annual and monthly subscriptions are recorded as deferred revenue through a 30-day money back cancellation period and then amortized over the remaining period in which service is provided. Annual subscribers canceling after the initial 30-day period are treated as monthly subscribers. Such subscribers are refunded the difference between their prepaid amounts and retroactive set-up fees and monthly rates for the period of service. Distributor sign-up and renewal fees are also recorded as deferred revenue and amortized over the life of the related agreements. Revenue from the sale of merchandise and hardware, including the associated non-refundable shipping fees, is recognized immediately upon the shipment of the merchandise.

5.   NET LOSS PER SHARE

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

OVERVIEW

     FlashNet is a nationwide provider of consumer Internet access services and business services. Founded in September 1995, the Company initially served as an Internet access provider for consumers located primarily in the Dallas/Fort Worth area. To provide Internet access throughout the southwestern United States and selected central and northeastern states, the Company expanded its operations during 1996 and 1997 through the installation of 182 Company-owned points of presence ("POPs") where subscribers can access its services through a local telephone call. These POPs are supported by a network operations center in Fort Worth, Texas and 28 additional remote facilities where Company-owned equipment has been deployed within third-party networking or data centers. During 1998, the Company signed a national network access agreement with PSINet that provides access to PSINet's POPs. This agreement, combined with the Company's agreement with Level 3 Communications, has transformed FlashNet into a national Internet service provider with 1,440 total POPs across 808 cities throughout the United States. As of June 30, 1999, the Company had accumulated a subscriber base of approximately 219,000 users, including approximately 3,100 customers for its business services.

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

     REVENUES.

     The Company's revenues generally are composed of:

     - Consumer access services revenues;

     - Business services revenues; and

     - Set-up fees and other revenues.

     Consumer access services revenues consist of annual prepaid and monthly subscriptions for consumer dial-up access to the Internet. The Company offers prepaid and monthly subscribers a full money-back guarantee upon cancellation of their service if made within 30 days of initiating service. Amounts received upon the sale or renewal of prepaid annual and monthly subscriptions are recorded as deferred revenue through the 30-day money-back cancellation period and then amortized over the remaining period in which service is provided. Subscribers may cancel their subscriptions at any time following the initial 30-day period, in which case the Company charges the subscriber according to its monthly service rates for services provided through the end of the month in which the cancellation occurs plus an additional cancellation fee, and refunds any remaining prepaid amounts after such charges. Cash received from subscribers is applied to working capital when received, and no cash reserves are maintained for potential refund obligations.

     Business services consisting of dedicated access services also are offered on a prepaid annual and monthly subscription basis. The revenue recognition policies and customer guarantee practices described above for consumer access services also apply to dedicated access business services. Revenues from the sale of business services involve set-up fees, which are included in set-up fees and other revenues in the consolidated statement of operations, and a service contract that provides for monthly billing. These business services revenues are recognized as services are provided.

     Set-up fees and other revenues are derived through a variety of sources, including set-up fees for subscribers to the Company's consumer access services and business services, sales of merchandise and hardware and associated non-refundable shipping fees, sign-up and renewal fees for independent representatives in the Company's network marketing program and advertising revenues. Set-up fees are charged to all new customers of consumer access and to business services customers. These one-time set-up fees are non-refundable and are deferred and amortized over a one-year period. Sales of merchandise and hardware and associated non-refundable shipping fees are recognized as earned. Consulting services have been provided from time to time on a limited basis by the Company on both a fixed fee and a time-and-materials basis and are recognized as the services are performed. Non-refundable fees are paid by representatives in the Company's network marketing program at the commencement of participation in the program and for renewal of participation on each anniversary of the representative's commencement date. Such fees are deferred and amortized over a one-year period following the month of initial sign-up or renewal, as the case may be. Advertising revenues are recognized as advertising services are provided.

     COSTS AND EXPENSES.

     The Company's costs include (i) costs of revenue that are primarily related to the number of subscribers; (ii) costs related to merchandise and hardware sold and cost of material for the Company's network marketing program; (iii) selling, customer support and general and administrative expenses that are associated more generally with operations; and (iv) depreciation and amortization, which are related to the size of the Company's network and capital lease obligations.

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

     Cost of other revenues consists of costs of installation software, premium support costs, cost of merchandise and hardware sold, including associated shipping and handling charges and the cost of user guides and other materials for representatives and distributors involved in the Company's network marketing program.

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

RESULTS OF OPERATIONS

     The following table sets forth the percentage of total revenues represented by certain items on the Company's unaudited consolidated statements of operations for the periods indicated. Operating results for any period are not necessarily indicative of results for any future period. Dollar amounts are shown in thousands.

                                          Three Months Ended June 30,                     Six Months Ended June 30,
                                   ------------------------------------------     -----------------------------------------
                                           1999                  1998                     1999                  1998
                                   --------------------    ------------------     ------------------   --------------------
                                                 % of                  % of                   % of                   % of
                                    (000's)    Revenues    (000's)   Revenues     (000's)   Revenues   (000's)     Revenues
                                   ---------   --------    -------   --------     -------   --------   -------     --------
REVENUES:
  Consumer access services         $   7,395      78%      $ 5,080      82%      $ 14,545      83%     $ 9,695        80%
  Business services                      418       4           361       5            884       5          712         6
  Set-up fees and other                1,719      18           791      13          2,192      12        1,710        14
                                   ---------   --------    -------   --------    --------   --------   -------     --------
      Total                            9,532     100         6,232     100         17,621     100       12,117       100
                                   ---------   --------    -------   --------    --------   --------   -------     --------
OPERATING COSTS AND EXPENSES:
  Cost of recurring revenues           3,839      40         2,956      48          7,256      41        5,680        47
  Cost of other revenues                 836       9            88       1            955       5          186         2
  Sales and marketing                  5,777      60         1,800      29          8,330      48        2,799        23
  General and administrative           2,159      23         1,223      20          4,120      23        2,132        18
  Operations and customer support      2,253      24         1,326      21          4,234      24        2,361        19
  Depreciation and amortization        1,190      12           764      12          2,079      12        1,512        12
                                   ---------   --------    -------   --------    --------   --------   -------     --------
      Total                           16,054     168         8,157     131         26,974     153       14,670       121
                                   ---------   --------    -------   --------    --------   --------   -------     --------
LOSS FROM OPERATIONS                  (6,522)    (68)       (1,925)    (31)        (9,353)    (53)      (2,553)      (21)
INTEREST EXPENSE                        (252)     (3)         (659)    (10)          (964)     (6)      (1,311)      (11)
INTEREST AND OTHER INCOME                589       6            12       -            633       4           21         -
                                   ---------   --------    -------   --------    --------   --------   -------     --------
LOSS BEFORE EXTRAORDINARY
  ITEMS                               (6,185)    (65)       (2,572)    (41)        (9,684)    (55)      (3,843)      (32)

EXTRAORDINARY ITEMS - LOSSES
  ON EARLY EXTINGUISHMENT
  OF DEBT                                  -       -             -       -         (1,656)     (9)           -         -
                                   ---------   --------    -------   --------    --------   --------   -------     --------
NET LOSS                              (6,185)    (65)       (2,572)    (41)       (11,340)    (64)      (3,843)      (32)
ACCRETION ON REDEEMABLE
  PREFERRED STOCK                          -       -             -       -            (48)      -            -         -
                                   ---------   --------    -------   --------    --------   --------   -------     --------
NET LOSS ATTRIBUTABLE TO
  COMMON SHAREHOLDERS              $  (6,185)    (65)%     $(2,572)    (41)%     $(11,388)    (64)%    $(3,843)      (32)%
                                   =========   ========    =======   ========    ========   ========   =======     ========

     REVENUES.

     The Company experienced substantial growth in revenues for the three and six-month periods ended June 30, 1999 as compared to the corresponding periods of 1998. Total revenues increased 53% to $9.5 million from $6.2 million during the three months ended June 30, 1999 and 1998, respectively, and 45% to $17.6 million from $12.1 million during the six months ended June 30, 1999 and 1998, respectively.

     As reflected by the increase in consumer access services revenues, subscriptions and renewals increased 44% to $7.8 million from $5.4 million during the three months ended June 30, 1999 and 1998, respectively, and 48% to $15.4 million from $10.4 million during the six months ended June 30, 1999 and 1998, respectively. The increase in access service revenues was primarily due to an increase in the Company's subscriber base of 38% to 220,000 at June 30, 1999 from 160,000 at June 30, 1998.

     Subscriber set-up fees and other revenues increased 117% to $1.7 million from $0.8 million during the three months ended June 30, 1999 and 1998, respectively, and 28% to $2.2 million from $1.7 million during the six months ended June 30, 1999 and 1998, respectively. The increase was primarily the result of the reintroduction of set-up fees on all products in March 1999 and non-refundable shipping revenues. In the fourth quarter of 1997, the Company eliminated set-up fees applicable to annual prepaid consumer accounts in connection with a price increase for all consumer access and business access services. Under the Company's revenue recognition policy noted above, set-up fees are deferred and recognized over the twelve-month period following their receipt.

     COST OF RECURRING REVENUES.

     Cost of recurring revenues increased 30% to $3.8 million from $3.0 million during the three months ended June 30, 1999 and 1998, respectively, and 28% to $7.3 million from $5.7 million during the six months ended June 30, 1999 and 1998, respectively, primarily due to an increase in dial tone costs associated with a higher level of subscribers on the Company's network. Cost of recurring revenues as a percentage of total revenues decreased to 40% from 48% during the three months ended June 30, 1999 and 1998, respectively, and to 41% from 47% during the six months ended June 30, 1999 and 1998, respectively, primarily due to the increases in total revenues and also as a result of greater network efficiencies.

     COST OF OTHER REVENUES.

     Cost of other revenues increased to $0.8 million from $0.1 million during the three months ended June 30, 1999 and 1998, respectively, and to $1.0 million from $0.2 million during the six months ended June 30, 1999 and 1998, respectively. Cost of other revenues as a percentage of total revenues increased to 9% from 1% during the three months ended June 30, 1999 and 1998, respectively, and to 5% from 2% during the six months ended June 30, 1999 and 1998, respectively. The increases were due primarily to costs of hardware related to the Company's "Upgrade Your Modem" promotion and shipping expense related to the Company's "Free PC" promotion of $284,000 and $235,000, respectively. These promotions were initiated during the second quarter of 1999.

     SALES AND MARKETING EXPENSES.

     Sales and marketing expenses increased 221% to $5.8 million from $1.8 million during the three months ended June 30, 1999 and 1998, respectively, and 198% to $8.3 million from $2.8 million during the six months ended June 30, 1999 and 1998, respectively. Sales and marketing expenses as a percentage of total revenues increased to 60% from 29% during the three months ended June 30, 1999 and 1998, respectively, and to 48% from 23% during the six months ended June 30, 1999 and 1998, respectively. The increases, both in absolute dollars and as a percentage of total revenues, were primarily due to increased television advertising, direct marketing in non-core markets, increased expenses associated with our network marketing program and increased marketing personnel headcount. The Company suspended much of its advertising efforts in 1998 to conserve cash resources.

     GENERAL AND ADMINISTRATIVE EXPENSES.

     General and administrative expenses increased 77% to $2.2 million from $1.2 million during the three months ended June 30, 1999 and 1998, respectively, and 93% to $4.1 million from $2.1 million during the six months ended June 30, 1999 and 1998, respectively. General and administrative expenses as a percentage of total revenues increased to 23% from 20% during the three months ended June 30, 1999 and 1998, respectively, and to 23% from 18% during the six months ended June 30, 1999 and 1998, respectively. The increases were primarily due to increases in payroll, credit card fees and spending on facilities and supplies. The rise in payroll costs was primarily due to growth in headcount. The increase in credit card processing fees was due to the increase in the Company's subscriber base. In addition, the Company recognized deferred compensation expense of $0.2 million during the six months ended June 30, 1999, related to stock options granted in January 1999.

     OPERATIONS AND CUSTOMER SUPPORT EXPENSES.

     Operations and customer support expenses increased 70% to $2.3 million from $1.3 million during the three months ended June 30, 1999 and 1998, respectively, and 79% to $4.2 million from $2.4 million during the six months ended June 30, 1999 and 1998, respectively. Operations and customer support expenses as a percentage of total revenues increased to 24% from 21% during the three months ended June 30, 1999 and 1998, respectively, and to 24% from 19% during the six months ended June 30, 1999 and 1998, respectively. The increases were primarily due to the addition of new customer care and technical personnel to support a larger subscriber base.

     DEPRECIATION AND AMORTIZATION.

     Depreciation and amortization expense increased 56% to $1.2 million from $0.8 million during the three months ended June 30, 1999 and 1998, respectively, and 38% to $2.1 million from $1.5 million during the six months ended June 30, 1999 and 1998, respectively. The increase primarily resulted from additional purchases of capital equipment and software and equipment acquired under capital leases needed to support the Company's expanding network. Depreciation and amortization expense as a percentage of total revenues remained constant at 12% for all periods reported.

     INTEREST EXPENSE

     Interest expense decreased 62% to $0.3 million from $0.7 million during the three months ended June 30, 1999 and 1998, respectively, and 26% to $1.0 million from $1.3 million during the six months ended June 30, 1999 and 1998, respectively. Interest expense as a percentage of total revenues decreased to 3% from 10% during the three months ended June 30, 1999 and 1998, respectively, and to 6% from 11% during the six months ended June 30, 1999 and 1998, respectively. During March 1999, the Company repaid the $6.5 million Secured Promissory Note payable to Ascend Communications, Inc. (the "Ascend Note") and the $5.0 million term loan agreement with Goldman Sachs Credit Partners L. P. ("Goldman Sachs"). As a result of the repayments, debt discount amortization on the Ascend Note decreased $0.3 million and interest on the Goldman Sachs term loan decreased $0.1 million during the quarter ended June 30, 1999.

     INTEREST INCOME

     Interest income as a percentage of total revenues increased to 6% from nil during the three months ended June 30, 1999 and 1998, respectively, and to 4% from nil during the six months ended June 30, 1999 and 1998, respectively. The increase is due to interest earned on the net proceeds from the Company's initial public offering ("IPO") effected March 16, 1999, which the Company has used for the purchase of temporary investments consisting of cash, cash equivalents, and short-term investments with original maturity dates of three months or less at date of purchase.

     EXTRAORDINARY LOSSES.

     The extraordinary losses on early extinguishment of debt are related to the write-off of unamortized debt discount costs of $1.4 million related to the repayment of the $6.5 million Ascend Note and $0.3 million of unamortized debt discount and other costs related to the repayment of the Goldman Sachs term loan.

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

     The Company's operating activities used net cash of approximately $5.1 million and $6.0 million during the three and six-month periods ended June 30, 1999, respectively. During the three months ended June 30, 1999, net cash used in operations resulted primarily from net losses, adjusted for the extraordinary losses, depreciation and amortization expense and the increase in deferred revenue.

     Cash used by investing activities has consisted primarily of equipment purchases for POP and network expansion. For the three and six-month periods ended June 30, 1999, capital expenditures amounted to approximately $1.2 million and $4.4 million, respectively. In addition, the Company spent approximately $2.7 million and $4.9 million during the three and six-month periods ended June 30, 1999, respectively, for equipment acquired under capital leases.

     Cash used in and provided by financing activities was approximately $0.7 million and $48.2 million during the three and six-month periods ended June 30, 1999, respectively. During January 1999, the Company received proceeds of $5.0 million from the Goldman Sachs term loan. During March 1999, the Company effected its IPO. Net proceeds to the Company were approximately $56.3 million. Cash used for financing activities included $6.5 million and $5.0 million for the repayment of the Ascend Note and the Goldman Sachs term loan, respectively, during March 1999. Principal payments under capital lease obligations were $1.6 million for the six months ended June 30, 1999.

     As of June 30, 1999, the Company had cash and cash equivalents on hand of approximately $38.8 million. The Company estimates that its cash and financing needs for the next twelve months, assuming reasonable internal growth, can be met by cash on hand and cash flow from operations. The Company's future capital requirements depend on several factors, including the rate of market acceptance of the Company's services, the Company's ability to maintain and expand its subscriber base, the rate of expansion of the Company's network infrastructure, the level of resources required to expand the Company's marketing and sales efforts, the availability of hardware and software provided by third-party vendors and other factors. If capital requirements vary materially from those currently planned, the Company may require additional financing. The Company has no commitments for any additional financing, and there can be no assurance that any such commitments can be obtained on favorable terms, if at all. Any additional equity financing may be dilutive to the Company's stockholders. Debt financing, if available, may involve restrictive covenants with respect to dividends, raising future capital and other financial and operational matters and may otherwise limit the Company's ability to raise additional capital.

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

YEAR 2000

     The Company recognizes the need to ensure that the provisioning of access services and business services, as well as its internal systems, will not be adversely affected by Year 2000 software failures. The Company currently does not believe that the Year 2000 issue will have a material effect on its internal network, computer systems or operations. However, the Company is continuing to assess the potential impact of the Year 2000 issue. In particular, the Company has established procedures for evaluating and managing the risks and costs associated with this problem. The Company's plan to resolve Year 2000 issues involves four phases: assessment, remediation, testing and implementation. The Company has completed its assessment of all material information technology systems, and based on this assessment, it currently expects that its computer systems will be Year 2000 compliant by September 1999. However, notwithstanding its assessment, the Company may experience degradation in the performance of its network or other systems, or complete system failure if its expectations are not realized or it encounters unforeseen difficulties.
Any performance degradation or system failure, whether of the Company's internal systems or of the systems of its customers, likely would have a material adverse effect on its business, financial condition and results of operations.

     The Company's customers maintain their Internet operations on commercially available operating systems, which may be impacted by Year 2000 complications. In addition, the Company relies on telecommunications providers and third-party vendors for certain equipment and software included within its services that may not be Year 2000 compliant. The Company has completed an audit of its telecommunications providers and third-party suppliers as to the Year 2000 compliance of their systems. To date, the Company has verbally contacted all of its major telecommunications, information systems and software vendors concerning their Year 2000 compliance and has obtained written responses from most of them as of July 31, 1999 indicating that they will be Year 2000 compliant prior to December 1999. The Company has not obtained legally binding representations from any of these third-party vendors with respect to their Year 2000 compliance. Communications to date from such third parties indicate that these third parties expect, at this time, to be compliant by the Year 2000 based on their progress to date. However, the inability of a substantial number of third parties to complete their Year 2000 resolution process on a timely basis and in a manner compatible with the Company's systems could materially and adversely affect the operation of its internal systems or its ability to provide consumer access services and business services.

     The total cost of completing the Company's Year 2000 plan is estimated to be less than $1.0 million and is being expensed as incurred and funded through operating cash flows. The Company expects that its expenses in 1999 related to all phases of its Year 2000 project will not be material. The Company has not established contingency plans in case of failure of its information technology systems since it currently expects that such systems will be Year 2000 compliant by fall 1999. In connection with its assessment of third-party readiness and operating equipment, in the third quarter of 1999 the Company plans to evaluate the necessity of contingency plans based on the level of uncertainty regarding third-party compliance. In the event its telecommunications providers or third-party suppliers do not expect to be Year 2000 compliant, the Company's contingency plans may include replacing such third parties or performing the particular services provided by such parties itself.

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

PART II.     OTHER INFORMATION

ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS

     The Company's registration statement on Form S-1 (Registration No. 333-69277) under the Securities Act of 1933, as amended, for its initial public offering (the "Offering") became effective on March 16, 1999. Offering proceeds, net of aggregate expenses to the Company of approximately $1.2 million, were approximately $56.3 million. The Company has used the net offering proceeds for the purchase of temporary investments consisting of cash, cash equivalents, and short-term investments. The Company also repaid notes payable totaling $11.5 million.

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




                                             FLASHNET COMMUNICATIONS, INC.
                                                      (Registrant)



Date:  August 3, 1999                        /s/ ANDREW N. JENT
     ----------------------                  ----------------------------------
                                             Andrew N. Jent
                                             Executive Vice President and
                                             Chief Financial Officer