Form 10-Q
period 1999-09-30
FLASHNET COMMUNICATIONS INC
filed 1999-11-15
CIK 1063193

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                             SECURITIES ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ___________ TO _____________

                        COMMISSION FILE NUMBER 000-25477

                          FLASHNET COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)

                   TEXAS                                       75-2614852
      (State or other jurisdiction of                         (IRS Employer
       incorporation or organization)                     Identification Number)

3001 MEACHAM BLVD., SUITE 100, FORT WORTH, TX                     76137
   (Address of principal executive offices)                     (Zip Code)

                                 (817) 820-0068
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),

                                 Yes [X] No [ ]

and (2) has been subject to such filing requirements for the past 90 days.


                                 Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                             Outstanding at October 31, 1999
    Common Stock, No Par Value                              14,226,616

                         FLASHNET COMMUNICATIONS, INC.
                                     INDEX

                                                                                               Page
Part I.    FINANCIAL INFORMATION

ITEM 1.

CONSOLIDATED BALANCE SHEETS -
     September 30, 1999 and December 31, 1998...................................................3

CONSOLIDATED STATEMENTS OF OPERATIONS -
     Three and nine months ended September 30, 1999 and 1998....................................4

CONSOLIDATED STATEMENTS OF CASH FLOWS -
     Nine months ended September 30, 1999 and 1998..............................................5

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT) -
     Nine months ended September 30, 1999.......................................................6

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS............................................7


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS..................................................9

ITEM 3.    QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT
           MARKET RISK.........................................................................17

Part II.   OTHER INFORMATION

ITEM 1.    Legal Proceedings..................................................................N/A

ITEM 2.    Changes in Securities and Use of Proceeds...........................................17

ITEM 3.    Defaults upon Senior Securities....................................................N/A

ITEM 4.    Submission of Matters to a Vote of Security Holders................................N/A

ITEM 5.    Other Information..................................................................N/A

ITEM 6.    Exhibits and Reports on Form 8-K
           (a).  Exhibits......................................................................17
           (b).  Reports on Form 8-K...........................................................17

SIGNATURES.....................................................................................18

                          FLASHNET COMMUNICATIONS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                      ASSETS

                                                                                        September 30,        December 31,
                                                                                           1999                  1998
                                                                                        ------------         ------------
                                                                                        (UNAUDITED)
CURRENT ASSETS:
   Cash and cash equivalents                                                            $ 25,971,000         $  1,038,000
   Accounts receivable, net                                                                  821,000              391,000
   Note receivable                                                                           700,000                   --
   Prepaid expenses                                                                          774,000              740,000
   Other assets                                                                            1,432,000              551,000
                                                                                        ------------         ------------

      Total current assets                                                                29,698,000            2,720,000

PROPERTY AND EQUIPMENT, net                                                               15,947,000            6,821,000
SOFTWARE LICENSES, net                                                                       387,000                6,000
CUSTOMER HARDWARE, net                                                                     8,299,000                   --
OTHER ASSETS                                                                                 205,000              186,000
                                                                                        ------------         ------------

TOTAL                                                                                   $ 54,536,000         $  9,733,000
                                                                                        ============         ============

                                  LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Current portion of capital lease obligations                                         $  2,603,000         $  1,824,000
   Current portion of convertible notes payable                                                   --              186,000
   Note payable                                                                                   --            4,834,000
   Trade accounts payable                                                                 14,722,000            5,335,000
   Accrued payroll and related expenses                                                      646,000              535,000
   Other accrued expenses                                                                  1,759,000              438,000
   Deferred revenue                                                                       12,458,000           12,325,000
                                                                                        ------------         ------------

      Total current liabilities                                                           32,188,000           25,477,000

CAPITAL LEASE OBLIGATIONS, net of current portion                                          1,803,000               52,000
                                                                                        ------------         ------------

      Total liabilities                                                                   33,991,000           25,529,000

REDEEMABLE SERIES A PREFERRED STOCK, $1.00 par value; 1,375,000 shares authorized, none and 1,364,085
   issued and outstanding, respectively                                                           --            7,911,000

SHAREHOLDERS' EQUITY (DEFICIT):
   Common stock, no par value, 50,000,000 shares authorized,
      14,226,616 and 5,528,868 issued and outstanding, respectively                       68,514,000            3,444,000
   Warrants to purchase common stock                                                       3,157,000            3,704,000
   Additional paid-in capital, stock options                                               1,909,000                   --
   Deferred compensation costs                                                            (1,523,000)                  --
   Accumulated deficit                                                                   (51,512,000)         (30,855,000)
                                                                                        ------------         ------------

      Total shareholders' equity (deficit)                                                20,545,000          (23,707,000)
                                                                                        ------------         ------------

TOTAL                                                                                   $ 54,536,000         $  9,733,000
                                                                                        ============         ============


            See Condensed Notes to Consolidated Financial Statements

                          FLASHNET COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                   Three Months Ended                         Nine Months Ended
                                                      September 30,                             September 30,
                                            ---------------------------------         ---------------------------------
                                               1999                 1998                 1999                 1998
                                            ------------         ------------         ------------         ------------
REVENUES:
   Consumer access services                 $  8,318,000         $  5,850,000         $ 22,861,000         $ 15,545,000
   Business services                             569,000              456,000            1,453,000            1,167,000
   Shipping revenues                           1,949,000                   --            2,286,000                   --
   Set-up fees and other                       1,791,000              947,000            3,648,000            2,657,000
                                            ------------         ------------         ------------         ------------

      Total                                   12,627,000            7,253,000           30,248,000           19,369,000
                                            ------------         ------------         ------------         ------------

OPERATING COSTS AND EXPENSES:
   Cost of recurring revenues                  4,122,000            3,004,000           11,377,000            8,684,000
   Cost of other revenues                        217,000              134,000              933,000              320,000
   Amortization of customer hardware             399,000                   --              399,000                   --
   Cost of shipping                            1,498,000                   --            1,737,000                   --
   Sales and marketing                         8,907,000            2,388,000           17,238,000            5,186,000
   General and administrative                  2,626,000            1,397,000            6,746,000            3,529,000
   Operations and customer support             3,094,000            1,681,000            7,329,000            4,042,000
   Depreciation and amortization               1,501,000              774,000            3,578,000            2,286,000
                                            ------------         ------------         ------------         ------------

      Total                                   22,364,000            9,378,000           49,337,000           24,047,000
                                            ------------         ------------         ------------         ------------

LOSS FROM OPERATIONS                          (9,737,000)          (2,125,000)         (19,089,000)          (4,678,000)
INTEREST EXPENSE                                 (47,000)            (674,000)          (1,011,000)          (1,985,000)
INTEREST AND OTHER INCOME                        514,000               33,000            1,147,000               54,000
                                            ------------         ------------         ------------         ------------

LOSS BEFORE EXTRAORDINARY ITEM                (9,270,000)          (2,766,000)         (18,953,000)          (6,609,000)

EXTRAORDINARY ITEM - LOSSES ON
   EARLY EXTINGUISHMENT OF DEBT                       --                   --           (1,656,000)                  --
                                            ------------         ------------         ------------         ------------

NET LOSS                                      (9,270,000)          (2,766,000)         (20,609,000)          (6,609,000)
ACCRETION ON REDEEMABLE
   PREFERRED STOCK                                    --           (2,687,000)             (48,000)          (2,687,000)
                                            ------------         ------------         ------------         ------------

NET LOSS ATTRIBUTABLE TO COMMON
   SHAREHOLDERS                             $ (9,270,000)        $ (5,453,000)        $(20,657,000)        $ (9,296,000)
                                            ============         ============         ============         ============

NET LOSS PER SHARE,
   BASIC AND DILUTED:
   Loss before extraordinary item           $      (0.66)        $      (0.99)        $      (1.62)        $      (1.69)
   Extraordinary item                                 --                   --                (0.14)                  --
                                            ------------         ------------         ------------         ------------
                                            $      (0.66)        $      (0.99)        $      (1.76)        $      (1.69)
                                            ============         ============         ============         ============

WEIGHTED AVERAGE SHARES,
   BASIC AND DILUTED:                         14,159,000            5,515,000           11,723,000            5,497,000
                                            ============         ============         ============         ============


            See Condensed Notes to Consolidated Financial Statements

                          FLASHNET COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                       Nine Months Ended September 30,
                                                                                      ---------------------------------
                                                                                          1999                 1998
                                                                                      ------------         ------------
OPERATING ACTIVITIES:
   Net loss                                                                           $(20,609,000)        $ (6,609,000)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Extraordinary losses                                                               1,656,000                   --
      Depreciation                                                                       3,431,000            2,248,000
      Amortization of customer hardware                                                    399,000                   --
      Amortization of debt discount                                                        349,000            1,450,000
      Amortization of software licenses                                                     80,000               31,000
      Amortization of other assets                                                          67,000                7,000
      Deferred compensation expense                                                        286,000                   --
      Provision for allowance for uncollectible accounts                                     6,000                7,000
      Gain on sale of equipment                                                            (59,000)                  --
      Changes in assets and liabilities:
         Increase in accounts receivable                                                  (435,000)            (135,000)
         Increase in note receivable                                                      (700,000)                  --
         Increase in prepaid expenses and other current assets                          (1,011,000)            (451,000)
         Increase in customer hardware                                                  (8,697,000)                  --
         Increase (decrease) in accounts payable and accrued liabilities                10,715,000           (1,933,000)
         Increase in deferred revenue                                                      133,000            1,205,000
                                                                                      ------------         ------------

            Net cash used in operating activities                                      (14,389,000)          (4,180,000)
                                                                                      ------------         ------------

INVESTING ACTIVITIES:
   Purchases of property and equipment                                                  (7,646,000)            (652,000)
   Purchases of software and other assets                                                 (553,000)              (1,000)
   Proceeds from sale of equipment                                                          59,000                   --
                                                                                      ------------         ------------

            Net cash used in investing activities                                       (8,140,000)            (653,000)
                                                                                      ------------         ------------

FINANCING ACTIVITIES:
   Proceeds from initial public offering, net                                           56,302,000                   --
   Proceeds from issuance of note payable                                                5,000,000                   --
   Proceeds from issuance of preferred stock                                                    --            7,812,000
   Proceeds from exercise of options                                                        60,000                   --
   Principal payments under notes payable                                              (11,500,000)            (114,000)
   Principal payments under capital lease obligations                                   (2,400,000)          (1,134,000)
                                                                                      ------------         ------------

            Net cash provided by financing activities                                   47,462,000            6,564,000
                                                                                      ------------         ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                               24,933,000            1,731,000
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                           1,038,000            1,570,000
                                                                                      ------------         ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                              $ 25,971,000         $  3,301,000
                                                                                      ============         ============

           See Condensed Notes to Consolidated Financial Statements.

                          FLASHNET COMMUNICATIONS, INC.
            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                      NINE MONTHS ENDED SEPTEMBER 30, 1999
                                   (UNAUDITED)


                                                                      Common Stock                     APIC -            Deferred
                                                              --------------------------------         Stock           Compensation
                                                                Shares              Amount            Options             Costs
                                                              ------------        ------------      ------------       ------------
BALANCE, December 31, 1998                                       5,528,868        $  3,444,000      $         --       $         --

 Shares issued with initial public offering                      3,625,000          56,302,000                --                 --
 Conversion of Redeemable Series A preferred stock               4,637,889           7,959,000                --                 --
 Conversion of notes payable                                        67,982             201,000                --                 --
 Exercise of warrants                                              349,877             548,000                --                 --
 Exercise of stock options                                          17,000              60,000                --                 --
 Accretion of discount related to redeemable preferred stock            --                  --                --                 --
 Stock option grants and other                                          --                  --         1,909,000         (1,523,000)
 Net loss                                                               --                  --                --                 --
                                                              ------------        ------------      ------------       ------------

BALANCE, September 30, 1999                                     14,226,616        $ 68,514,000      $  1,909,000       $ (1,523,000)
                                                              ============        ============      ============       ============



                                                                                                         Total
                                                              Warrants to                              Shareholders'
                                                                Purchase            Accumulated           Equity
                                                              Common Stock            Deficit            (Deficit)
                                                              -------------         ------------       ------------
BALANCE, December 31, 1998                                     $  3,704,000         $(30,855,000)      $(23,707,000)

 Shares issued with initial public offering                              --                   --         56,302,000
 Conversion of Redeemable Series A  preferred stock                      --                   --          7,959,000
 Conversion of notes payable                                             --                   --            201,000
 Exercise of warrants                                              (547,000)                  --              1,000
 Exercise of stock options                                               --                   --             60,000
 Accretion of discount related to redeemable preferred stock             --              (48,000)           (48,000)
 Stock option grants and other                                           --                   --            386,000
 Net loss                                                                --          (20,609,000)       (20,609,000)
                                                              -------------         ------------       ------------

BALANCE, September 30, 1999                                    $  3,157,000         $(51,512,000)      $ 20,545,000
                                                              =============         ============       ============


            See Condensed Notes to Consolidated Financial Statements

                          FLASHNET COMMUNICATIONS, INC.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   BASIS OF PRESENTATION

     In the opinion of management of FlashNet Communications, Inc. ("FlashNet" or the "Company"), the accompanying consolidated financial statements, which have not been audited by independent public accountants, contain all adjustments, consisting only of normal recurring accruals, considered necessary to present fairly the Company's consolidated financial position, the results of its operations and its cash flows for the periods reported. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions are eliminated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Article 10 of Regulation S-X of the Securities and Exchange Commission. These condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Registration Statement on Form S-1 (File No. 333-69277) relating to the Company's initial public offering ("IPO"), which was declared effective by the Securities and Exchange Commission on March 16, 1999. The results of operations for the three and nine months ended September 30, 1999 and 1998 are not necessarily indicative of the results to be expected for a full year.

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

3.   REVENUE RECOGNITION

     Amounts received upon the sale or renewal of prepaid annual and monthly subscriptions are recorded as deferred revenue through a 30-day money back cancellation period and then amortized over the remaining period in which service is provided. Annual subscribers canceling after the initial 30-day period are assessed a $50 cancellation fee. Distributor sign-up and renewal fees are also recorded as deferred revenue and amortized over the life of the related agreements. Revenue from the sale of merchandise and hardware is recognized immediately upon the shipment of the merchandise.

4.   CUSTOMER HARDWARE

     During the quarter ended September 30, 1999, the Company contracted with several vendors for the purchase of both new and refurbished personal computers ("PCs"). The Company began reselling the PCs through a bundled service offering combining Internet access with a computer in exchange for a 2 or 3 year contractual commitment. The costs of the PCs have been capitalized and will be amortized over the life of the subscriber contract. Amortization expense for the three and nine months ended September 30, 1999 was approximately $399,000. Periodically, the Company analyzes the recoverability of such capitalized costs through the evaluation of the subscribers' financial condition and adjusts the balances as necessary. The associated shipping fees are non-refundable and are recognized as the PCs are shipped.

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

6.       SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     The following is the supplemental cash flow information for all periods presented:

                                                                        Nine Months Ended September 30,
                                                                        -------------------------------
                                                                           1999                 1998
                                                                        ----------           ----------
Cash paid for interest                                                  $  741,000           $  535,000
Equipment acquired under capital leases                                 $4,908,000           $       --
Additional common stock issued upon conversion of debt                  $  201,000           $  102,000
Deemed distributions and accretion on redeemable preferred stock        $   48,000           $2,687,000

7.   EXTRAORDINARY LOSS

     The extraordinary loss on early extinguishment of debt is related to the write-off of unamortized debt discount costs of $1.4 million related to the repayment of the $6.5 million Secured Promissory Note payable to Ascend Communications, Inc. (the "Ascend Note"), and $0.3 million of unamortized debt discount and other costs related to the repayment of the $5.0 million term loan agreement with Goldman Sachs Credit Partners L. P.
("Goldman Sachs").

8.   SUBSEQUENT EVENT

     On November 8, 1999, the Company and Prodigy Communications Corporation ("Prodigy") entered into a definitive agreement whereby Prodigy will acquire the Company in a stock-for-stock merger. Under the terms of the merger agreement, Prodigy will issue 0.35 shares of Prodigy common stock for each share of the Company's common stock outstanding on the closing date of the transaction.

     The Boards of Directors of both Prodigy and the Company unanimously approved the merger; however, the merger is also subject to approval by the Company's shareholders and to customary regulatory approvals. Closing of the merger is expected in the first quarter of the year 2000. A significant percentage of the Company's shareholders have agreed to vote in favor of the merger. In connection with the merger agreement, the Company has granted Prodigy an option to purchase up to 19.9% of the outstanding shares of the Company's common stock, which may be exercised in certain circumstances. Based on the number of shares of FlashNet and Prodigy currently outstanding, Prodigy will issue approximately 5.0 million shares to complete the merger, representing approximately 7% of Prodigy's then outstanding shares (assuming no additional issuances of Prodigy common stock prior to completion of the proposed merger).

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

OVERVIEW

     FlashNet is a nationwide provider of consumer Internet access services and business services. Founded in September 1995, the Company initially served as an Internet access provider for consumers located primarily in the Dallas/Fort Worth area. To provide Internet access throughout the southwestern United States and selected central and northeastern states, the Company expanded its operations during 1996 and 1997 through the installation of 182 Company-owned points of presence ("POPs") where subscribers can access its services through a local telephone call. These POPs are supported by a network operations center in Fort Worth, Texas and 28 additional remote facilities where Company-owned equipment has been deployed within third-party networking or data centers. During 1998, the Company signed a national network access agreement with PSINet that provides access to PSINet's POPs. This agreement, combined with the Company's agreement with Level 3 Communications, has transformed FlashNet into a national Internet service provider with 1,475 total POPs across 804 cities throughout the United States. As of September 30, 1999, the Company had accumulated a subscriber base of approximately 244,000 users, including approximately 3,100 customers for its business services.

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

     During the quarter ended September 30, 1999, the Company contracted with several vendors for the purchase of both new and refurbished PCs. The Company began reselling the PCs through a bundled service offering combining Internet access with a computer in exchange for a 2 or 3 year contractual commitment. In addition, the Company also resold PCs without Internet access. On September 30, 1999, the Company discontinued its program of reselling refurbished PCs with bundled internet service due to cash considerations. However, the Company expects to continue to sell new PCs with bundled internet service on a limited basis.


     REVENUES.

     The Company's revenues generally are composed of:

     o  Consumer access services revenues;

     o  Business services revenues;

     o  Shipping revenues; and

     o  Set-up fees and other revenues.

     Consumer access services revenues are composed of annual prepaid and monthly subscriptions for consumer dial-up access to the Internet. The Company offers prepaid and monthly subscribers a full money-back guarantee upon cancellation of their service if made within 30 days of initiating service. Amounts received upon the sale or renewal of prepaid annual and monthly subscriptions are recorded as deferred revenue through the 30-day money-back cancellation period and then amortized over the remaining period in which service is provided. Subscribers may cancel their subscriptions at any time following the initial 30-day period, in which case the Company charges the subscriber a $50 cancellation fee and refunds any remaining prepaid amounts after such charges. Cash received from subscribers is applied to working capital when received, and no cash reserves are maintained for potential refund obligations.

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

     Shipping revenues are derived primarily from the shipment of refurbished or new PCs issued in connection with the Company's new bundled service offering. The fees are non-refundable and are recognized as the PCs are shipped.

     Set-up fees and other revenues are derived through a variety of sources, including set-up fees for subscribers to the Company's consumer access services and business services, sales of merchandise and hardware, sign-up and renewal fees for independent representatives in the Company's network marketing program and advertising revenues. Set-up fees are charged to all new customers of consumer access and to business services customers. These one-time set-up fees are non-refundable and are deferred and amortized over a one-year period. Sales of merchandise and hardware and associated non-refundable shipping fees are recognized as earned. Consulting services have been provided from time to time on a limited basis by the Company on both a fixed fee and a time-and-materials basis and are recognized as the services are performed. Non-refundable fees are paid by representatives in the Company's network marketing program at the commencement of participation in the program and for renewal of participation on each anniversary of the representative's commencement date. Such fees are deferred and amortized over a one-year period following the month of initial sign-up or renewal, as the case may be. Advertising revenues are recognized as advertising services are provided.

     COSTS AND EXPENSES.

     The Company's costs include (i) costs of revenue that are primarily related to the number of subscribers; (ii) costs related to merchandise and hardware sold and cost of material for the Company's network marketing program; (iii) amortization of PCs issued to customers; (iv) selling, customer support and general and administrative expenses that are associated more generally with operations; and (v) depreciation and amortization, which are related to the size of the Company's network and capital lease obligations.

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

     Cost of other revenues consists of costs of installation software, premium support costs, cost of merchandise and hardware sold and the cost of user guides and other materials for representatives and distributors involved in the Company's network marketing program.

     Amortization of customer hardware is the result of amortizing the cost of capitalized PCs issued to customers, over the life of the subscriber contract.

     Cost of shipping is related primarily to the cost incurred by the Company to have PCs shipped by a third-party distributor, in connection with the Company's new bundled service offering.

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

     The Company has experienced operating losses since its inception as a result of efforts to build its network infrastructure, customer base and internal staffing, develop its systems and expand into new markets. The Company expects to continue to focus on increasing its subscriber base. Accordingly, the Company expects that its cost of revenues, sales and marketing expenses, general and administrative expenses, operations expenses and capital expenditures will continue to increase, all of which may have a negative impact on short-term operating results.

RESULTS OF OPERATIONS

     The following table sets forth the percentage of total revenues represented by certain items on the Company's unaudited consolidated statements of operations for the periods indicated. Operating results for any period are not necessarily indicative of results for any future period. Dollar amounts are shown in thousands.

                                           Three Months Ended September 30,                Nine Months Ended September 30,
                                      -------------------------------------------    -------------------------------------------
                                             1999                    1998                    1999                  1998
                                      -------------------    --------------------    --------------------    -------------------
                                                  % of                     % of                   % of                    % of
                                      (000's)    Revenues     (000's)    Revenues     (000's)    Revenues    (000's)    Revenues
                                      --------   --------    --------    --------    --------    --------    --------   --------
REVENUES:
   Consumer access services           $  8,318         66%   $  5,850          81%   $ 22,861          75%   $ 15,545         80%
   Business services                       569          5         456           6       1,453           5       1,167          6
   Shipping revenues                     1,949         15          --          --       2,286           8          --         --
   Set-up fees and other                 1,791         14         947          13       3,648          12       2,657         14
                                      --------   --------    --------    --------    --------    --------    --------   --------

      Total                             12,627        100       7,253         100      30,248         100      19,369        100
                                      --------   --------    --------    --------    --------    --------    --------   --------

OPERATING COSTS AND EXPENSES:
   Cost of recurring revenues            4,122         33       3,004          41      11,377          38       8,684         45
   Cost of other revenues                  217          2         134           2         933           3         320          2
   Amortization of customer hardware       399          3          --          --         399           1          --         --
   Cost of shipping                      1,498         12          --          --       1,737           6          --         --
   Sales and marketing                   8,907         70       2,388          33      17,238          57       5,186         26
   General and administrative            2,626         21       1,397          19       6,746          22       3,529         18
   Operations and customer support       3,094         25       1,681          23       7,329          24       4,042         21
   Depreciation and amortization         1,501         12         774          11       3,578          12       2,286         12
                                      --------   --------    --------    --------    --------    --------    --------   --------

      Total                             22,364        178       9,378         129      49,337         163      24,047        124
                                      --------   --------    --------    --------    --------    --------    --------   --------

LOSS FROM OPERATIONS                    (9,737)       (78)     (2,125)        (29)    (19,089)        (63)     (4,678)       (24)
INTEREST EXPENSE                           (47)        --        (674)         (9)     (1,011)         (4)     (1,985)       (10)
INTEREST AND OTHER INCOME                  514          4          33          --       1,147           4          54         --
                                      --------   --------    --------    --------    --------    --------    --------   --------

LOSS BEFORE EXTRAORDINARY
   ITEM                                 (9,270)       (74)     (2,766)        (38)    (18,953)        (63)     (6,609)       (34)

EXTRAORDINARY ITEM - LOSSES
   ON EARLY EXTINGUISHMENT
   OF DEBT                                  --         --          --          --      (1,656)         (5)         --         --
                                      --------   --------    --------    --------    --------    --------    --------   --------

NET LOSS                                (9,270)       (74)     (2,766)        (38)    (20,609)        (68)     (6,609)       (34)
ACCRETION ON REDEEMABLE
   PREFERRED STOCK                          --         --      (2,687)        (37)        (48)         --      (2,687)       (14)
                                      --------   --------    --------    --------    --------    --------    --------   --------

NET LOSS ATTRIBUTABLE TO
  COMMON  SHAREHOLDERS                $ (9,270)       (74)%  $ (5,453)        (75)%  $(20,657)        (68)%  $ (9,296)       (48)%
                                      ========   ========    ========    ========    ========    ========    ========   ========

     REVENUES.

     The Company experienced substantial growth in revenues for the three and nine-month periods ended September 30, 1999 as compared to the corresponding periods of 1998. Total revenues increased 74% to $12.6 million from $7.3 million during the three months ended September 30, 1999 and 1998, respectively, and 56% to $30.2 million from $19.4 million during the nine months ended September 30, 1999 and 1998, respectively.

     As reflected by the increase in consumer access and business services revenues, subscriptions and renewals increased 41% to $8.9 million from $6.3 million during the three months ended September 30, 1999 and 1998, respectively, and 45% to $24.3 million from $16.7 million during the nine months ended September 30, 1999 and 1998, respectively. The increase in access service revenues was primarily due to an increase in the Company's subscriber base of 47% to 244,000 at September 30, 1999 from 166,000 at September 30, 1998.

     Shipping revenues of $1.9 million and $2.3 million for the three and nine months ended September 30, 1999, respectively, were the result of the Company's PC offer which began in June. Subsequent to September 30, 1999, the Company discontinued its program of reselling refurbished PCs with bundled internet service due to cash considerations. The Company expects to continue to resell new computers with bundled internet service but anticipates less volume under this product offering.

     Subscriber set-up fees and other revenues increased 89% to $1.8 million from $0.9 million during the three months ended September 30, 1999 and 1998, respectively, and 37% to $3.7 million from $2.7 million during the nine months ended September 30, 1999 and 1998, respectively. The increase was primarily the result of the reintroduction of set-up fees on all products in March 1999. In the fourth quarter of 1997, the Company eliminated set-up fees applicable to annual prepaid consumer accounts in connection with a price increase for all consumer access and business access services. Under the Company's revenue recognition policy noted above, set-up fees are deferred and recognized over the twelve-month period following their receipt.

     COST OF RECURRING REVENUES.

     Cost of recurring revenues increased 37% to $4.1 million from $3.0 million during the three months ended September 30, 1999 and 1998, respectively, and 31% to $11.4 million from $8.7 million during the nine months ended September 30, 1999 and 1998, respectively, primarily due to an increase in dial tone costs associated with a higher level of subscribers on the Company's network. Cost of recurring revenues as a percentage of total revenues decreased to 33% from 41% during the three months ended September 30, 1999 and 1998, respectively, and to 38% from 45% during the nine months ended September 30, 1999 and 1998, respectively, primarily due to the increases in total revenues and also as a result of greater network efficiencies.

     COST OF OTHER REVENUES.

     Cost of other revenues increased to $0.2 million from $0.1 million during the three months ended September 30, 1999 and 1998, respectively, and to $0.9 million from $0.3 million during the nine months ended September 30, 1999 and 1998, respectively. Cost of other revenues as a percentage of total revenues remained constant at approximately 2% for all periods reported.

     COST OF SHIPPING AND AMORTIZATION OF CUSTOMER HARDWARE

     In June 1999, the Company began reselling PCs through a bundled service offering combining Internet access with a computer in exchange for a 2 or 3 year contractual commitment. The costs of the PCs have been capitalized and will be amortized over the life of the subscriber contract. Amortization expense for the three and nine months ended September 30, 1999 was approximately $399,000. The associated shipping fees are non-refundable and are recognized as the PCs are shipped. Subsequent to September 30, 1999, the Company discontinued its program of reselling refurbished PCs with bundled internet service due to cash considerations. The Company expects to continue to resell new computers with bundled internet service but anticipates less volume under this product offering.

     SALES AND MARKETING EXPENSES.

     Sales and marketing expenses increased 273% to $8.9 million from $2.4 million during the three months ended September 30, 1999 and 1998, respectively, and 232% to $17.2 million from $5.2 million during the nine months ended September 30, 1999 and 1998, respectively. Sales and marketing expenses as a percentage of total revenues increased to 70% from 33% during the three months ended September 30, 1999 and 1998, respectively, and to 57% from 26% during the nine months ended September 30, 1999 and 1998, respectively. The increases, both in absolute dollars and as a percentage of total revenues, were primarily due to increased advertising, increased telephone charges and increased contract labor costs associated with the Company's "Free Web PC" offer which began in June 1999 and was discontinued September 30, 1999 with respect to refurbished PCs. The Company aggressively marketed the "Free Web PC" offer during the quarter. As a result of the tremendous response to the offer, the Company increased the number of full-time and contract employees in the sales department by approximately 18 personnel during the third quarter ended 1999. In addition, the Company spent $1.2 million outsourcing the excess call volume to third party call centers. The Company projects a slowdown in advertising expenditures for the fourth quarter of 1999. The Company suspended much of its advertising efforts in 1998 to conserve cash resources.

     GENERAL AND ADMINISTRATIVE EXPENSES.

     General and administrative expenses increased 88% to $2.6 million from $1.4 million during the three months ended September 30, 1999 and 1998, respectively, and 91% to $6.7 million from $3.5 million during the nine months ended September 30, 1999 and 1998, respectively. General and administrative expenses as a percentage of total revenues increased to 21% from 19% during the three months ended September 30, 1999 and 1998, respectively, and to 22% from 18% during the nine months ended September 30, 1999 and 1998, respectively. The increases were primarily due to increases in payroll, credit card fees and spending on facilities and supplies. The rise in payroll costs was primarily due to growth in headcount as a result of the Company's continued growth. The increase in credit card processing fees was due to the increase in sales as a result of the growth in the Company's subscriber base.

     OPERATIONS AND CUSTOMER SUPPORT EXPENSES.

     Operations and customer support expenses increased 84% to $3.1 million from $1.7 million during the three months ended September 30, 1999 and 1998, respectively, and 81% to $7.3 million from $4.0 million during the nine months ended September 30, 1999 and 1998, respectively. Operations and customer support expenses as a percentage of total revenues increased to 25% from 23% during the three months ended September 30, 1999 and 1998, respectively, and to 24% from 21% during the nine months ended September 30, 1999 and 1998, respectively. The increases, both in absolute dollars and as a percentage of total revenues, were primarily due to increased labor costs and increased telephone charges associated with the Company's "Free Web PC" offer. Due to the significant increase in call volume as a result of the offer, the Company increased the number of full-time and contract employees in the customer support department by approximately 127 personnel during the third quarter ended 1999. The Company also added additional technical personnel to support the larger subscriber base.

     DEPRECIATION AND AMORTIZATION.

     Depreciation and amortization expense increased 94% to $1.5 million from $0.8 million during the three months ended September 30, 1999 and 1998, respectively, and 57% to $3.6 million from $2.3 million during the nine months ended September 30, 1999 and 1998, respectively. The increase primarily resulted from additional purchases of capital equipment and software and equipment acquired under capital leases needed to support the Company's expanding network. Depreciation and amortization expense as a percentage of total revenues remained constant at approximately 12% for all periods reported.

     INTEREST EXPENSE

     Interest expense decreased 93% to $0.1 million from $0.7 million during the three months ended September 30, 1999 and 1998, respectively, and 49% to $1.0 million from $2.0 million during the nine months ended September 30, 1999 and 1998, respectively. Interest expense as a percentage of total revenues decreased to nil from 9% during the three months ended September 30, 1999 and 1998, respectively, and to 4% from 10% during the nine months ended September 30, 1999 and 1998, respectively. During March 1999, the Company repaid the $6.5 million Ascend Note. As a result of the repayment, debt discount amortization on the Ascend Note decreased $0.4 million and $1.0 million respectively, for the three and nine months ended September 30, 1999 compared to the same periods in 1998.

     INTEREST INCOME

     Interest income as a percentage of total revenues increased to 4% from nil during the three and nine months ended September 30, 1999 and 1998, respectively. The increase is due to interest earned on the net proceeds from the Company's IPO effected March 16, 1999, which the Company has used for working capital and the purchase of temporary investments consisting of cash, cash equivalents, and short-term investments with original maturity dates of three months or less at date of purchase.

     EXTRAORDINARY LOSS

     The extraordinary loss on early extinguishment of debt is related to the write-off of unamortized debt discount costs of $1.4 million related to the repayment of the $6.5 million Ascend Note and $0.3 million of unamortized debt discount and other costs related to the repayment of the $5.0 million Goldman Sachs term loan.

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

     The Company's operating activities used net cash of approximately $8.4 million and $14.4 million during the three and nine month periods ended September 30, 1999, respectively. During the three months ended September 30, 1999, net cash used in operations resulted primarily from net losses, adjusted for depreciation and amortization expense, the purchase of PCs included in the Company's new bundled service offering and the decrease in deferred revenue. In addition, the Company funded a $0.7 million note receivable bearing interest at 12% maturing in April 2000, which is convertible, at the option of the Company, into common stock of an upstart company focused on developing communication services.

     Cash used by investing activities has consisted primarily of equipment purchases for POP and network expansion. For the three and nine month periods ended September 30, 1999, capital expenditures amounted to approximately $3.6 million and $8.1 million, respectively. In addition, the Company acquired approximately $4.9 million of equipment under capital leases during the nine months ended September 30, 1999.

     Cash used in and provided by financing activities was approximately $0.8 million and $47.5 million during the three and nine month periods ended September 30, 1999, respectively. During January 1999, the Company received proceeds of $5.0 million from the Goldman Sachs term loan. During March 1999, the Company effected its IPO. Net proceeds to the Company were approximately $56.3 million. Cash used for financing activities included $6.5 million and $5.0 million for the repayment of the Ascend Note and the Goldman Sachs term loan, respectively, during March 1999. Principal payments under capital lease obligations were $0.8 million and $2.4 million for the three and nine months ended September 30, 1999.

     As of September 30, 1999, the Company had cash and cash equivalents on hand of approximately $26.0 million. The Company estimates that its cash and financing needs for the next twelve months, assuming reasonable internal growth, can be met by cash on hand and cash flow from operations. In October 1999, the Company entered into a capital financing arrangement with a major financial services company. The agreement provides a lease facility up to $6.0 million for the sale/leaseback of technology equipment the Company has purchased in 1999. The Company's future capital requirements depend on several factors, including the rate of market acceptance of the Company's services, the Company's ability to maintain and expand its subscriber base, the rate of expansion of the Company's network infrastructure, the level of resources required to expand the Company's marketing and sales efforts, the availability of hardware and software provided by third-party vendors and other factors. If capital requirements vary materially from those currently planned, the Company may require additional financing. The Company has no commitments for any additional financing, and there can be no assurance that any such commitments can be obtained on favorable terms, if at all. Any additional equity financing may be dilutive to the Company's stockholders. Debt financing, if available, may involve restrictive covenants with respect to dividends, raising future capital and other financial and operational matters and may otherwise limit the Company's ability to raise additional capital.

YEAR 2000

     The Company recognizes the need to ensure that the provisioning of access services and business services, as well as its internal systems, will not be adversely affected by Year 2000 software failures. The Company currently does not believe that the Year 2000 issue will have a material effect on its internal network, computer systems or operations. However, the Company is continuing to assess the potential impact of the Year 2000 issue. In particular, the Company has established procedures for evaluating and managing the risks and costs associated with this problem. The Company's plan to resolve Year 2000 issues involves four phases: assessment, remediation, testing and implementation. The Company has completed its assessment, remediation and testing of all material information technology systems, and it is currently implementing the changes necessary to make its computer systems Year 2000 compliant by December 1999. However, notwithstanding its assessment, the Company may experience degradation in the performance of its network or other systems, or complete system failure if its expectations are not realized or it encounters unforeseen difficulties. Any performance degradation or system failure, whether of the Company's internal systems or of the systems of its customers, likely would have a material adverse effect on its business, financial condition and results of operations.

     The Company's customers maintain their Internet operations on commercially available operating systems, which may be impacted by Year 2000 complications. In addition, the Company relies on telecommunications providers and third-party vendors for certain equipment and software included within its services that may not be Year 2000 compliant. The Company has completed an audit of its telecommunications providers and third-party suppliers as to the Year 2000 compliance of their systems. To date, the Company has verbally contacted all of its major telecommunications, information systems and software vendors concerning their Year 2000 compliance and has obtained written responses from most of them as of July 31, 1999 indicating that they will be Year 2000 compliant prior to December 1999. The Company has not obtained legally binding representations from any of these third-party vendors with respect to their Year 2000 compliance. Communications to date from such third parties indicate that these third parties expect, at this time, to be compliant by December 31, 1999 based on their progress to date. However, the inability of a substantial number of third parties to complete their Year 2000 resolution process on a timely basis and in a manner compatible with the Company's systems could materially and adversely affect the operation of its internal systems or its ability to provide consumer access services and business services.

     The Company provides its customers with many services, such as email, internet news and web page hosting, that rely on internally supported server computers that are controlled by third-party-written operating systems running third-party and internally written applications. The Company has evaluated all internally written applications and made all necessary date manipulation program code changes. Additionally, the Company has contacted all vendors that support operating systems and applications to verify Year 2000 compliance. To date, all updates to these third-party systems have been identified and scheduled for installation in accordance with the Company's goal of full compliance by December 1999. Any application or hardware component that has not been identified as compliant now or by December 1999 will be deactivated and removed from the production environment until such time that upgrades or fixes can be made to make the item fully Year 2000 compliant. In addition, the Company initiated a bundled service offering in June 1999 which included Internet access and a refurbished computer in exchange for a 2 or 3 year contractual commitment for access services. The Company's vendor is required to warranty the computers from defects for the life of the contractual commitment. If any of the computers are determined to not be Year 2000 compliant the vendor is required to service those computers under its warranty. The Company and its vendor are currently conducting audits of all of the computers that were shipped to end-users under this bundled service program. At this time, the Company believes that all of the computers are Year 2000 compliant or that the appropriate software updates have been identified to make those computers Year 2000 compliant. The Company discontinued selling refurbished PCs with bundled internet access on September 30, 1999.

     The total cost of completing the Company's Year 2000 plan is estimated to be less than $1.0 million and is being expensed as incurred and funded through operating assets. The Company expects that its expenses in 1999 related to all phases of its Year 2000 project will not be material. The Company has not established contingency plans in case of failure of its information technology systems since it currently expects that such systems will be Year 2000 compliant by the end of 1999.

     The Company's Year 2000 plans are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. Estimates on the status of completion and the expected completion dates are based on progress to date compared to the timetable established by the Company's Year 2000 committee. The Company has employed the services of independent contractors to verify its assessment and estimates related to the Year 2000 problem. There can be no guarantee that these estimates will be achieved and actual results could differ materially from these plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and similar uncertainties.

ITEM 3.      QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is subject to interest rate risk on its capital lease obligations. However, as such obligations have fixed interest rates, the Company does not believe interest rate risks are material.

PART II.     OTHER INFORMATION

ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS

     The Company's registration statement on Form S-1 (Registration No. 333-69277) under the Securities Act of 1933, as amended, for its initial public offering (the "Offering") became effective on March 16, 1999. Offering proceeds, net of aggregate expenses to the Company of approximately $1.2 million, were approximately $56.3 million. The Company has used the net offering proceeds for working capital and the purchase of temporary investments consisting of cash, cash equivalents, and short-term investments. The Company also repaid notes payable totaling $11.5 million.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

     (a).    Exhibits

             27.1   Financial Data Schedule

     (b).    Reports on Form 8-K

     On August 26, 1999, the Company filed a Current Report on Form 8-K to report that on August 20, 1999, the Company dismissed Deloitte & Touche LLP as its independent accountants and appointed Ernst & Young LLP as auditors of the Company for the year ending December 31, 1999. The Audit Committee of the Company's Board of Directors recommended the change in independent accountants and the change was approved by the Board of Directors.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                            FLASHNET COMMUNICATIONS, INC.
                                            -----------------------------
                                                     (Registrant)



Date:    November 11, 1999                  /s/ ANDREW N. JENT
         -----------------                  ------------------------------------
                                            Andrew N. Jent
                                            Executive Vice President and
                                            Chief Financial Officer

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER              DESCRIPTION
-------             -----------
  27.1         Financial Data Schedule