Form 10-K405
period 1999-12-31
FLASHNET COMMUNICATIONS INC
filed 2000-03-30
CIK 1063193

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-K
             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                       Commission File Number--000-25477

                               ----------------

                         FLASHNET COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)

                Texas                                  75-2614852
    (State or other jurisdiction                      (IRS Employer
  of incorporation or organization)               Identification Number)

   3001 Meacham Blvd., Suite 100,                         76137
           Fort Worth, TX                               (Zip Code)
   (Address of principal executive
              offices)

                                 (817) 820-0068
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12 (b) of the Act:

     Common Stock, no par value                  NASDAQ National Market
        (Title of each class)                    (Name of each exchange
                                                  on which registered)

          Securities registered pursuant to Section 12 (g) of the Act:

                                      None


                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]   No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  Based upon the closing price of the registrant's Common Stock as of February 29, 2000, the aggregate market value of the Common Stock held by non-affiliates of the registrant is $69,815,639. (Solely for purposes of this calculation, all executive officers and directors of the registrant and all shareholders reporting beneficial ownership of more than 5% of the registrant's Common Stock are considered to be affiliates).

  The number of shares of Common Stock outstanding as of February 29, 2000 was 14,307,864.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
 PART I    Item 1. Business.............................................     1
           Item 2. Properties...........................................    10
           Item 3. Legal Proceedings....................................    11
           Item 4. Submission of Matters to a Vote of Security Holders..    11
 PART II   Item 5. Market for Registrant's Common Stock and Related
                    Stockholder Matters.................................    12
           Item 6. Selected Financial Data..............................    13
           Item 7. Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.................    14
           Item 8. Financial Statements and Supplementary Data..........    22
           Item 9. Changes in and Disagreements With Accountants on
                    Accounting and Financial Disclosure.................    22
 PART III Item 10. Directors and Executive Officers of the Registrant...    23
          Item 11. Executive Compensation...............................    27
          Item 12. Security Ownership of Certain Beneficial Owners and
                    Management..........................................    28
          Item 13. Certain Relationships and Related Transactions.......    30
 PART IV  Item 14. Exhibits, Financial Statement Schedules, and Reports
                    on Form 8-K.........................................    30
 SIGNATURES.............................................................    33

                                     PART I

ITEM 1. BUSINESS

Overview

  FlashNet Communications, Inc. ("FlashNet") is a nationwide provider of consumer Internet access and business services. FlashNet provides its Internet access services in approximately 900 cities, covering approximately 90% of the United States population, through both its proprietary network and strategic network arrangements with Golden Harbor, PSINet and Level 3 Communications. As of December 31, 1999, FlashNet had approximately 235,000 customers, including approximately 3,200 business customers. FlashNet's services offerings are tailored to the specific demands of both its consumer and business customers and include dial-up access, high speed access and other value-added services.

  On November 5, 1999, FlashNet and Prodigy Communications Corporation ("Prodigy") entered into a definitive agreement whereby Prodigy will acquire FlashNet in a stock-for-stock merger. Under the terms of the merger agreement, Prodigy will issue 0.35 shares of Prodigy common stock for each share of FlashNet's common stock outstanding on the closing date of the transaction.

  The Boards of Directors of both Prodigy and FlashNet unanimously approved the merger; however, the merger is also subject to approval by FlashNet's shareholders and to customary regulatory approvals. Closing of the merger is expected to occur in the second quarter of 2000. In connection with the merger agreement, FlashNet has granted Prodigy an option to purchase up to 19.9% of the outstanding shares of FlashNet's common stock at $8.66 per share, which may be exercised in certain circumstances. Based on the number of shares of FlashNet and Prodigy currently outstanding, Prodigy will issue approximately
5.0 million shares to complete the merger.

Industry Background

 Growth of the Internet and Electronic Commerce

  The Internet is a collection of computer networks that links millions of public and private computers to form the largest computer network in the world. It has become an important global communications medium, enabling millions of people to obtain and share information and conduct business electronically, and a critical tool for information and communications for many users. The Internet has grown rapidly in recent years, both in the number of Web users and Web sites. Many factors are driving the growth in the number of Web users and Web sites, including the large and growing number of personal computers, advances in the performance and speed of personal computers and modems, easier access to the Internet and the increasing importance of the Internet for communications, information and commerce. For many businesses, the Internet has created a new communications and sales channel enabling large numbers of geographically dispersed organizations and consumers to be reached quickly and cost-effectively.

 Evolution of the Internet Services Market

  Today, the Internet services market consists primarily of Internet access. Access services include dial-up access for individuals and small businesses and high-speed dedicated access primarily for larger organizations. The rapid development and growth of the Internet have resulted in a highly fragmented industry, consisting of more than 5,000 Internet service providers in the United States, most of which operate as small, local businesses. The Internet services industry is expected to undergo substantial consolidation, especially among mid-sized Internet service providers, over the next few years.

  Internet service providers vary widely in geographic coverage, customer focus and the nature and quality of services provided to subscribers. Few Internet service providers offer nationwide coverage, have a brand name with nationwide recognition or can grow significantly without additional investment in infrastructure. Internet service providers may concentrate on specific types of customers that differ from the target markets of other Internet service providers. Services offered by Internet service providers can range from simple dial-up access to highly organized, personalized access coupled with value-added services. FlashNet believes that consumers generally focus on speed and reliability of access, ease of use, customer service and price as they evaluate Internet service providers. In addition, FlashNet believes many business customers want all their Internet-based requirements, such as Internet access, Web hosting and electronic commerce applications, met by a single provider.

  Internet operations, including Web hosting and electronic commerce, are increasingly becoming critical to businesses. However, many businesses lack the resources and expertise to develop, maintain and enhance, on a cost-effective basis, successful Internet operations. As a result, businesses increasingly use outside companies to enhance Web site reliability and performance, provide continuous operation of their Internet-based functions and reduce operating expenses. By outsourcing these services, companies can focus on their business rather than using their resources to support Internet operations.

  As a result, there is increasing demand for Internet service providers to offer electronic commerce services that businesses can establish quickly and easily. An increasing number of Internet service providers supplement their basic Internet access services with a variety of commercial services that facilitate electronic commerce, such as hosting web sites, online customer billing, co-location and other value-added services. These services expand an Internet service provider's potential revenue sources from basic monthly access fees to other fees such as set-up and maintenance charges. In addition, some larger and more sophisticated Internet service providers market other Internet-based services, such as paging, long-distance and cellular telephone services, to both consumers and business customers nationwide.

The FlashNet Solution

  FlashNet offers a full range of consumer Internet access services and a broad selection of business services, both of which are offered nationwide at competitive prices. FlashNet believes that its services provide customers with the following benefits:

  Fast and Reliable Quality Service. FlashNet's systems and network infrastructure are designed to provide consumer and business customers with fast and reliable quality service through its state-of-the-art equipment, its network operations center that is monitored on a 24 hours-a-day, seven days-a-week basis by its technicians and third-party network providers.

  Cost-Effective Access. FlashNet offers high quality Internet connectivity and enhanced business services at price points that are generally lower than those charged by other Internet service providers with national coverage. It offers pre-bundled access services packages under monthly or prepaid plans.

  Enhanced Business Services. FlashNet offers a broad selection of enhanced business services that are focused on the practical needs of businesses to support their Internet operations. These services are further described in "Consumer Access and Business Services."

  Nationwide Network Coverage. Through its proprietary network and agreements with third party providers, including Golden Harbor, PSINet, MCIWorldCom and Level 3 Communications, its access services cover approximately 900 cities and approximately 90% of the population of the United States.

  Superior Customer Support. FlashNet provides superior customer service and support, with customer care and technical personnel available by telephone and on-line on a 24 hours-a-day, seven days-a-week basis and additional support resources available at its Web site.

  Brand Name Recognition. FlashNet has made significant investments in, and has applied a creative approach to, high visibility advertising, which has included radio spots and prominent radio host endorsements, television commercials, targeted direct mail campaigns and billboard placements. As a result, it has achieved brand name recognition in its core markets that enhances its customers' comfort and familiarity with having it as their Internet access provider.

Consumer Access and Business Services

 Consumer Access Services

  FlashNet's consumer access services are designed to provide subscribers with simplified access to the Internet through a dial-up modem. All of its Internet access accounts include:

  .  unlimited access to the Internet;

  . at least one e-mail account, which facilitates the subscriber's ability to send and receive e-mail messages across the Internet;

  . news group access for reading and posting of messages and other information among Internet users;

  . file transfer Internet protocol privileges which enable its customers to place a file on its servers for public or private use or to retrieve files placed on its servers by others; and

  .  an intuitive interface for viewing of pictures and graphics.

  FlashNet also offers advanced filtering capabilities to reduce access to material that may be unsuitable for family, business and institutional users. All consumer access services include, for no additional charge, Netscape Communicator or Microsoft Internet Explorer, and other Internet software, as well as technical assistance and customer support on a 24 hours-a-day, seven days-a-week basis, including Web-based support for many products and services. See the subsection entitled "Customer Service and Support."

  FlashNet currently offers a variety of options for providing customers with Internet access, as described in the following table:

                                                 Target         Current Pricing
 Access Service         Description              Customers      Information
 --------------         -----------              ---------      ---------------
 Basic Account          Basic Account service    Consumer       $17.95/month with a $25
                        that includes two e-mail Internet users set-up fee ($16.95 in some
                        accounts and sufficient                 markets)(1)(2)
                        Web space to support
                        traditional dial up
                        access speeds in most
                        markets.
 Daytime Account(3)     Basic Account service    Small          $6.95 per month with a $35
                        with access from 7:00am  businesses     set-up fee; $1.95 per hour
                        to 5:00pm, Monday                       for off-hours usage
                        through Friday.
 Premium Account        Basic Account service    Consumers and  $19.95/month with a $25
                        plus four additional e-  small          set-up fee(1)(2)
                        mail accounts and        businesses
                        additional Web space.
 Clean Internet         Premium Account service  Consumers,     $19.95/month with a $25
  Account               plus client-side and     businesses and set-up fee
                        server-side filtering    institutional
                        software.                users
 ISDN Dial Up           Basic Account with       Consumers and  $17.95/month with a $25
  Account(3)            digital service which    small          set-up fee ($16.95 in some
                        provides faster access-- businesses     markets)(1)(2)
                        also known as integrated
                        services digital network
                        access.
 High Speed Dial Up     Basic Account with       Small          $35.90/month with a $100
  ISDN Account(3)       higher speed integrated  businesses     set-up fee(1)
                        services digital network
                        access.

--------
(1) Discounts available in some markets if prepaid on an annual basis
(2) $25 set-up fee does not apply if prepaid on an annual basis.
(3) Not available in all markets.

 Business Services

  FlashNet has introduced to market a variety of enhanced business services that enable its business customers to obtain high speed Internet access, outsource their Internet facilities and systems needs and undertake electronic commerce initiatives. Information concerning its current offering of business services is summarized in the following table:

                                                Target
Business Service       Description              Customers      Pricing Information
----------------       -----------              ---------      -------------------
Dedicated ISDN         Basic Account access     Small to       $144/month with a $50 set-
 Account(1)            service with dedicated   medium-sized   up fee(2)
                       integrated services      businesses
                       digital network access
                       in addition to six
                       separate Internet
                       addresses.
High Speed Dedicated   Basic Account with       Small to       $288/month with a $250
 ISDN Account(1)       dedicated integrated     medium-sized   set-up fee(2)
                       services digital network businesses
                       access in addition to 12
                       separate Internet
                       addresses.
Broadband Access       A variety of services    Medium to      Monthly fees start at
 Solutions(1)          that provide access to   large-sized    $1,295 and vary depending
                       the Internet at speeds   businesses     on bandwidth; Set-up fees
                       greater than regular     seeking high   apply
                       phone lines or           bandwidth
                       integrated services      access
                       digital network service. solutions.
Web Hosting            Services that provide    Consumers and  Prices start at
 Services(1)           space on our servers for small to       $29.95/month with a $45
                       customer Web pages and   medium-sized   set-up fee(2)
                       e-mail accounts.         businesses
Co-Location Services   Services to enable       Small to       Monthly pricing based on
                       customers to locate      medium-sized   1/4 rack increments and
                       equipment within         businesses     bandwidth usage; Set-up
                       FlashNet's network       with business- fees apply
                       operations center which  critical Web
                       provides 24 hours-a-day, sites or
                       seven day-a-week         electronic
                       monitoring,              commerce
                       uninterrupted power      systems.
                       support, environment
                       management,
                       electromagnetic surge
                       protection, radio
                       frequency protection and
                       disaster recovery
                       systems.
Electronic Commerce    Provides business        Small to       Prices range from $19.95
 Solutions             customers with the       medium-sized   to $99.95/month; Set-up
                       ability to sell          businesses     fees apply
                       merchandise from the     seeking easy-
                       Internet, including      to-use, fully
                       reporting and payment    functional
                       processing capabilities, electronic
                       catalogs, extra e-mail   commerce
                       accounts, extra Web      solutions.
                       space, database
                       management
                       functionality, high
                       speed data transfer
                       rates, secure payment
                       mechanisms and technical
                       support.

                                                Target
Business Service       Description              Customers      Pricing Information
----------------       -----------              ---------      -------------------
Managed IP Services    Various services to      Small to       Quote basis
                       support an               medium-sized
                       organization's Internet  businesses
                       operations, including    with IP
                       the purchase of          network
                       telephone lines,         outsourcing
                       managing portions of the needs
                       Internet for private
                       purposes,
                       notifying other Internet
                       providers and their
                       customers where to find
                       our customers' sites and
                       managing site addresses
                       on the Internet.

--------
(1) Not available in all markets.
(2) Selected business accounts are discounted if prepaid on an annual basis.

Customers and Markets

  As of December 31, 1999, FlashNet's subscriber base consisted of approximately 235,000 subscribers for its access services. As a result of its concentrated sales and marketing efforts within its core markets, approximately 63% of subscribers reside in Texas, 9% in California and 10% in the metropolitan areas of Chicago, Illinois and Detroit, Michigan, with the remaining subscriber base spread through other markets across the nation.

  Customers for FlashNet's business services consist of small and medium-sized businesses and include professional organizations such as law firms, accounting firms and medical offices with two to 50 employees. Since its inception, FlashNet has accumulated approximately 3,200 customers for its business services. To date, its business services customers have been located primarily in Texas.

Sales and Marketing

  FlashNet's sales and marketing strategy consists of three components: direct response marketing, a network marketing program and corporate direct sales. Historically, FlashNet's direct response and network marketing activities have led to growth in its subscriber base. Moreover, FlashNet developed a corporate direct sales force to focus specifically on sales of dedicated and high bandwidth access services and other business services to business customers. These strategies are designed to build brand name recognition and generate high levels of subscriber growth while minimizing subscriber acquisition costs and customer turnover.

 Direct Response Marketing

  FlashNet is engaged in a variety of direct response marketing and various promotional activities to stimulate consumer awareness of the value proposition offered by its access services. These efforts are directed both to consumers who have not previously subscribed to Internet access services and to Internet users who may switch to FlashNet's services after learning of their affordability and reliability. FlashNet principally employs targeted high visibility media, including radio advertising, television, direct mail distribution and billboards, to solicit new subscribers. FlashNet advertises on television through nationally distributed channels and on a regional, spot market basis.

  In addition, FlashNet believes that a consumer's selection of an Internet service provider often is strongly influenced by a personal referral. Accordingly, FlashNet believes that its delivery of superior customer service and support and its associated high levels of customer satisfaction have led to positive customer referrals. These referrals, combined with its consumer marketing efforts geared toward expanding its brand name identity, have attracted significant numbers of new customers for its access services.

 Network Marketing--The FlashNet Opportunity

  In June 1997, FlashNet instituted a network marketing program, referred to as the "FlashNet Opportunity," as a novel approach within the Internet service provider industry to expand rapidly its subscriber base. The program is designed to establish and expand a network of independent representatives to sell its access services. Independent representatives in the network act as independent contractors and are not employees of FlashNet. An individual or business entity may become an independent representative of FlashNet generally by paying a non-refundable fee of $199 for a starting kit package that includes marketing materials and personal training by FlashNet's personnel or seasoned independent representatives. In general, each independent representative is paid a commission for signing up new customers to subscriptions for FlashNet's services and is paid residual commissions as those customers renew their subscriptions. FlashNet believes that the FlashNet Opportunity assists in lowering its cost of customer acquisition, reducing variable technical support costs by utilizing independent representatives to aid in the set-up and maintenance of new customers and reducing customer turnover as the result of the customer's loyalty to his or her independent representative. As of December 31, 1999, the FlashNet Opportunity included 6,875 independent representatives and has been responsible for the acquisition of 49,665 new subscribers since its inception.

  The FlashNet Opportunity is particularly well suited for individuals who possess strong sales skills and are motivated by the prospect of supplementing their sources of income under a flexible work schedule without the drawbacks associated with other network marketing programs, such as:

  .  the need to purchase inventory;

  .  requirements to meet monthly sales quotas; and

  . poorly defined commission credit systems resulting in commission disputes.

  The commission structure of the FlashNet Opportunity also creates incentives for independent representatives to recruit other independent representatives to the program. For each sale of an access services subscription to a new customer that is made by an independent representative who has been recruited to the program by an existing independent representative, and for each renewal of that subscription, a commission is paid to the existing independent representative in addition to the commission paid to the independent representative who was responsible for the new subscription or renewal. Additional commissions also are paid to the existing independent representative as independent representatives that were recruited into the program by the existing independent representative recruit other independent representatives who, in turn, effect sales or renewals of FlashNet's access services. The commission tree extends as these recruited independent representatives recruit other representatives and those representatives recruit other representatives. Thus, a new subscription sale or renewal may result in the payment of six separate commissions. The amount of the commission paid to the existing independent representative in connection with the sale or renewal will vary according to the level of the existing independent representative within the chain of representatives above the representative who received direct credit for the sale or renewal. As the program continues to mature, the total amount of commissions paid to independent representatives per new subscriber will increase; however, FlashNet believes that these commissions will be less than the costs for new subscriber acquisitions through traditional sales and marketing activities.

 Corporate and Commercial Sales

  FlashNet's Corporate Sales Department is responsible for all sales of dedicated analog and digital access service accounts, as well as sales of higher speed broadband connections. The Corporate Sales Department also has responsibility for sales of other enhanced business services. The department currently is based within FlashNet's Fort Worth headquarters. As of December 31, 1999, the Corporate Sales Department consisted of one sales director, one sales channel manager and approximately 15 sales representatives.

Customer Service and Support

  A key competitive factor that differentiates FlashNet from other Internet service providers is its strong commitment to customer satisfaction, which is evidenced by the quality of its customer service and support. FlashNet continually reviews network utilization rates, and refines and expands its network as necessary, to ensure high levels of network performance and reliability, which, in turn, minimizes many customer service related issues. FlashNet maintains 24 hours-a-day, seven days-a-week customer support for telephone inquiries, with technical personnel available at all times to address customer questions and concerns. Customers also can access customer support services through FlashNet's e-mail or access trouble-shooting tips and configuration information, as well as network status and performance reports, at its Web site. In addition, FlashNet has produced a series of videocassettes to assist customers with Web site development and related subjects and have published user guides to provide customers with useful information about the Internet and its vast resources. FlashNet believes that its emphasis on customer service and support was the primary contributor to its ranking as the third best provider of overall quality service based on a 1998 survey of 13 leading Internet service providers conducted by an independent research firm.

  Consumer and business customers have very different support needs, especially as to technical requirements and the sophistication of the user who makes the customer service inquiry. FlashNet employs a tiered support system designed to direct incoming calls to specialized support personnel as needed for efficient problem resolution. As a result, customer care personnel generally field relatively simple technical issues, miscellaneous account questions and similar customer issues. Customer problems or issues that are more complex or that affect a customer's business-critical operations are referred to FlashNet's technical support department for high-level resolution. In addition, FlashNet offers premium support, which, for a per-minute charge, enables customers to speak to its technical personnel to resolve questions or issues pertaining to any non-connectivity related matter, such as techniques for Web page design or support for products that were not sold by it.

Network Infrastructure

  FlashNet has designed its network and related systems to provide fast and reliable, high-quality access services, while minimizing the capital investment needed for infrastructure. FlashNet frequently re-evaluates its network's structure and design to leverage available resources in order to maintain or improve network performance and cost. FlashNet's strategy is to remain indifferent to building its own network versus leasing network from third-party providers, which will enable it to maintain flexibility and scalability. Because it is not committed to leasing or building its own network, it can take rapid advantage of the market opportunities that develop due to technological advances or regulatory changes. These opportunities may include, among other things, high speed access through a cable network or access for Internet-enabled devices such as cell phones, pagers and other appliances. FlashNet will modify its network over time to enhance its performance, to provide access demanded by the market and to allow it to serve a larger subscriber base. FlashNet's goal is to minimize both network costs and exposure to technological obsolescence of equipment.

  FlashNet's current network consists of a state-of-the-art network operations center in Fort Worth, Texas, which is interconnected to 28 FlashNet-owned remote facilities. These facilities also are connected to the networks of third-party providers, including Golden Harbor, PSINet and Level 3 Communications. Through its own network and the networks of these third party providers, FlashNet provides local exchange access and remote switched access in most major metropolitan areas in the continental United States, as well as smaller communities. The combined coverage area encompasses over 900 cities and approximately 90% of the United States population.

  FlashNet continuously monitors capacity demands on its network so that network resources grow ahead of market demands. Generally, when 70% utilization of its network occurs at peak hours in any given market, FlashNet orders new capacity from its third-party vendors or orders the required new equipment to increase its capacity to levels acceptable with forecasted demand. FlashNet has designed an intelligent network management procedure to proactively provide system status information in order to maintain 99.999% network availability.

 Network Operations Center

  FlashNet's Fort Worth network operations center monitors network traffic, quality of services and security issues, as well as the performance of the equipment located at each of its physical locations to ensure reliable service. This facility also serves as the primary site for its delivery of business services. FlashNet maintains state-of-the-art equipment and an uninterruptible power supply within its network operations center. FlashNet staffs its network operations center on a 24 hour-a-day, seven days-a-week basis and maintain responsibility for communications between its internal departments as well as with external providers of services. FlashNet continues to enhance the capabilities of the network operations center as its customer base grows.

 Network Design

  Each of the 28 remote FlashNet-owned facilities include modern hardware along with routing equipment and associated leased-telephone line interface devices. Modems are interconnected to switched telephone networks serving the local area, and high speed telephone lines connect the point of presence router to other sites within FlashNet's network. The hardware and software deployed at each physical facility allows FlashNet to analyze the performance of the network and perform limited maintenance remotely. From time to time FlashNet will lease new high speed telephone lines and install hardware into the network that will allow more data traffic to travel over its network in a more efficient fashion. Overall, its network separates physical and logical resources for greater redundancy in case of catastrophic failures. FlashNet designed its network to increase reliability by means of establishing redundancy of mission-critical systems to minimize single points of failure.

Competition

  The market for the provision of Internet access services is extremely competitive and highly fragmented. As there are no significant barriers to entry, FlashNet expects that competition will intensify. FlashNet believes that the primary competitive factors determining success as an Internet service provider are:

  .  a reputation for reliability and high-quality service;

  .  effective customer support;

  .  access speed;

  .  pricing;

  .  effective marketing techniques for customer acquisition;

  .  ease of use; and

  .  scope of geographic coverage.

  FlashNet believes that it has competed favorably based on these factors, particularly due to:

  . its emphasis on providing fast and reliable, high quality services and superior customer service and support;

  . its policy of pricing services at prices lower than or competitive to those of other national Internet service providers; and

  . its three-pronged marketing strategy which includes a novel network marketing approach to the sale of access services plans.

  However, it cannot be assured that, if the merger with Prodigy does not occur, it will be able to continue to compete successfully against current or future competitors or that competitive pressures faced by it will not materially and adversely affect its business, operating results or financial condition.

  FlashNet's current and prospective competitors include many large companies that have substantially greater market presence, brand name recognition and financial, technical, marketing and other resources than FlashNet. With respect to its access and business services, it currently competes, or expects to compete in the foreseeable future, with the following:

  . national Internet service providers, including Prodigy and EarthLink/MindSpring;

  . numerous regional and local Internet service providers, some of which have significant market share in their particular market area;

  . established on-line information service providers, which provide basic Internet access as well as proprietary information not available through public Internet access, such as AOL;

  . providers of Web hosting, co-location and other Internet-based business services, including AOL, Exodus and Verio;

  . computer hardware and software and other technology companies that provide Internet connectivity with their products, including Gateway, IBM, Dell and Microsoft;

  . telecommunications companies, including long distance carriers such as AT&T, MCIWorIdCom and Sprint, regional Bell operating companies and local telephone companies;

  . operators that provide Internet access through television cable lines, including TCI, Time Warner Cable and AT&T;

  .  electric utility companies;

  .  communications companies;

  . companies that provide television or telecommunications through participation in satellite systems; and

  .  nonprofit or educational Internet access providers.

  With respect to its potential competitors, FlashNet believes that manufacturers of computer hardware and software products, media and telecommunications companies and others will continue to enter the Internet services market, which will intensify competition. In addition, as consumers and businesses increasingly move on-line in greater numbers, FlashNet expects existing competitors to increase further their emphasis on Internet access and electronic commerce initiatives, resulting in even greater competition for it in its markets. The ability of competitors or others to enter into business combinations, strategic alliances or joint ventures, or to bundle their services and products with Internet access, could place FlashNet at a significant competitive disadvantage.

  Moreover, FlashNet expects to face competition in the future from companies that provide connections to consumers' homes, such as telecommunications providers, cable companies and electrical utility companies. For example, recent advances in technology have enabled cable television operators to offer Internet access through their cable facilities at significantly faster rates than existing analog modem speeds. These companies could include Internet access in their basic bundle of services, offer this access for a nominal additional charge or deny FlashNet access to their proprietary wire and cable connections for purposes of providing Internet access services to FlashNet's customers and prospective customers. Any of these developments could materially and adversely affect FlashNet's business, operating results and financial condition. See the section entitled "Risk Factors Relating to FlashNet's Business--FlashNet must adapt to technology trends and evolving industry standards to remain competitive."

Government Regulation

 Regulation of the Internet and Internet Access Services

  Internet access and online services are not subject to direct regulation in the United States. Changes in the laws and regulations relating to the telecommunications and media industry, however, could impact FlashNet's business. For example, the Federal Communications Commission could begin to regulate the Internet and online services industry, which could result in increased costs for FlashNet.

  The federal Child Online Protection Act, enacted in October 1998, creates criminal penalties for content on the Internet that may be deemed harmful to minors. FlashNet has not changed any of its plans or policies as a result of this statute, and does not believe its current plans or policies violate this statute. In February 1999, a federal judge enjoined this statute. The federal Children's Online Privacy Act, also enacted in October 1998 and effective no earlier than April 2000, will regulate the collection of personal information from children by commercial Web site operators. FlashNet believes its plans and policies will enable it to comply with the statute. There also are laws that make it illegal to traffic in obscene or child pornographic materials, including by a computer.

  In addition, the applicability to FlashNet of existing laws governing issues such as intellectual property ownership, defamation, access to the Internet for the disabled and personal privacy is uncertain. Courts have indicated that, online service providers and Internet service providers could be held responsible for the publication of defamatory material or for failure to prevent the distribution of material that infringes copyrights.

Intellectual Property

  Although FlashNet believes that its success is more dependent on its technical, marketing and customer service expertise and capabilities than its proprietary rights, its success and ability to compete effectively are dependent in part on its proprietary rights. FlashNet relies on a combination of copyright, trademark and trade secret laws to protect its proprietary rights. "FlashNet" and its logo are service marks for which service mark applications are pending. Additional service mark applications are pending for the registration of other service marks used by FlashNet in its business. FlashNet cannot assure you that the steps taken by it will be adequate to prevent misappropriation of its technology or that third parties, including competitors, will not independently develop technologies that are substantially equivalent or superior to its proprietary technology. See "Risk Factors Relating to FlashNet's Business--FlashNet depends on the protection of its proprietary rights."

  FlashNet has received authorization to use the products of each manufacturer of software that is bundled in its software for users with personal computers operating on the Windows or Macintosh platforms. FlashNet has obtained permission and licenses, where necessary, for applications in its start-up kit. FlashNet currently intends to maintain or negotiate renewals of all existing software licenses and authorizations as necessary, although it cannot be certain that these renewals will be available to it on acceptable terms, if at all. FlashNet may also enter into licensing arrangements in the future for other applications.

Employees

  As of December 31, 1999, FlashNet had 344 employees, including 97 in sales and marketing, 221 in customer care and technical services and 24 in general and administrative functions. FlashNet's employees are not covered by any collective bargaining agreement, and it has never experienced a work stoppage. FlashNet believes that its employee relations are good. FlashNet believes its future success will depend in large part on its continuing ability to attract and retain highly skilled technical, sales, marketing and customer support personnel.

ITEM 2. PROPERTIES

  FlashNet's corporate offices are located at 3001 Meacham Boulevard, Fort Worth, Texas where all executive, systems, sales, finance and accounting functions are housed. This facility, together with two additional Fort Worth facilities, provides FlashNet with approximately 75,000 square feet under leases, 45,000 square feet of which expire in July 2002 and the remaining 30,000 square feet of which expire in September 2009. The aggregate monthly rental under the leases is approximately $54,000. FlashNet also leases space, which is typically less than 100 square feet, to house equipment in 28 remote facilities in various locations in its core markets. FlashNet does not own any real estate. FlashNet believes that all of its facilities are adequately maintained and suitable for their present use.

ITEM 3. LEGAL PROCEEDINGS

  FlashNet is subject to certain claims and legal proceedings that arise in the ordinary course of its business activities. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be decided unfavorably to Flashnet. Management believes that any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on the financial condition, operating results or cash flows of FlashNet.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of FlashNet's security holders during the fourth quarter of fiscal 1999.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

  FlashNet common stock has been quoted on the Nasdaq National Market under the symbol "FLAS" since its initial public offering on March 16, 1999. The following table sets forth the range of high and low closing prices reported on the Nasdaq National Market for FlashNet common stock for the periods indicated.

                                                                High     Low
                                                              -------- --------
Fiscal 1999
  Quarter ended March 31, 1999............................... $43.6250 $33.3750
  Quarter ended June 30, 1999................................ $48.3750 $17.5000
  Quarter ended September 30, 1999........................... $28.4375 $ 8.0000
  Quarter ended December 31, 1999............................ $10.8750 $ 6.1875

  At December 31, 1999, the last reported sales price of the common stock on the Nasdaq National Market was $6.1875. As of December 31, 1999, FlashNet had 339 record holders.

Dividends

  FlashNet has never paid cash dividends on its capital stock and does not intend to pay any cash dividends on its common stock in the foreseeable future. FlashNet currently intends to retain earnings, if any, to support its operations. Payment of future dividends, if any, will be at the discretion of FlashNet's board of directors.

ITEM 6. SELECTED FINANCIAL DATA
     (in thousands, except per share data)

  Please read the following selected consolidated financial data in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and accompanying notes included elsewhere in this Report.

                             Period from
                          September 25, 1995
                             (inception)             Year Ended December 31,
                           through December  -------------------------------------------
                               31, 1995        1996       1997       1998        1999
                          ------------------ ---------  ---------  ---------  ----------
Statement of Operations
 Data:
Revenues:
Consumer access
 services...............      $      19      $   2,286  $  11,942  $  21,979  $   31,104
Business services.......            --              53        571      1,597       2,079
Shipping revenues.......            --             --         --         --        2,374
Set-up fees and other...             15          1,315      5,024      3,316       4,694
                              ---------      ---------  ---------  ---------  ----------
Total revenues..........             34          3,654     17,537     26,892      40,251
Operating costs and
 expenses:
Cost of services........             28          2,348      8,215     11,797      16,791
Amortization of customer
 hardware...............            --             --         --         --        1,537
Loss on customer
 hardware...............            --             --         --         --        1,581
Cost of shipping........            --             --         --         --        1,995
Cost of other revenues..              4            473        799        349       1,973
Sales and marketing.....             32          4,329     10,300      8,202      20,967
General and
 administrative.........             74          1,039      3,453      5,268      10,330
Operations and customer
 support................            --             830      3,683      6,016      10,453
Depreciation and
 amortization...........              3            545      2,061      3,069       5,094
                              ---------      ---------  ---------  ---------  ----------
Total expenses..........            141          9,564     28,511     34,701      70,721
                              ---------      ---------  ---------  ---------  ----------
Loss from operations....           (107)        (5,910)   (10,974)    (7,809)    (30,470)
Interest (expense)
 income, net............            --            (144)      (714)    (2,456)         97
                              ---------      ---------  ---------  ---------  ----------
Loss before
 extraordinary item.....           (107)        (6,054)   (11,688)   (10,265)    (30,373)
Extraordinary item --
 Loss on early
 extinguishment of
 debt...................            --             --         --         --       (1,656)
                              ---------      ---------  ---------  ---------  ----------
Net loss................           (107)        (6,054)   (11,688)   (10,265)    (32,029)
Accretion on redeemable
 preferred stock........            --             --         --      (2,741)        (48)
                              ---------      ---------  ---------  ---------  ----------
Net loss attributable to
 common shareholders....      $    (107)     $  (6,054) $ (11,688) $ (13,006) $  (32,077)
                              =========      =========  =========  =========  ==========
Net loss per common
 share -- basic and
 diluted
Loss before
 extraordinary item.....      $   (0.03)     $   (1.15) $   (2.15) $   (2.36) $    (2.46)
Extraordinary item......            --             --         --         --        (0.13)
                              ---------      ---------  ---------  ---------  ----------
Basic and diluted net
 loss per share.........      $   (0.03)     $   (1.15) $   (2.15) $   (2.36) $    (2.59)
                              =========      =========  =========  =========  ==========
Shares used in computing
 basic and diluted net
 loss per share.........      3,527,000      5,266,000  5,449,000  5,505,000  12,370,000

                                                   December 31,
                                        --------------------------------------
                                        1995   1996    1997     1998     1999
                                        ----  ------  -------  -------  ------
Balance Sheet Data:
Cash and cash equivalents.............. $25   $  137  $ 1,570  $ 1,038  $7,045
Total assets........................... 175    5,887   11,000    9,733  39,585
Working capital........................ (41)  (7,113) (16,835) (22,757) (8.816)
Total debt............................. --     4,672    6,766    6,896   9,539
Redeemable preferred stock............. --       --       --     7,911     --
Total shareholders' equity (deficit)...  51   (5,275) (13,436) (23,707)  9,656

                             Period from
                         September 25, 1995       Year Ended December 31,
                         (inception) through -------------------------------------
                          December 31, 1995   1996      1997      1998      1999
                         ------------------- -------  --------  --------  --------
Operating Data:
EBITDA(1)...............        $(104)       $(5,365) $ (8,913) $ (4,740) $(23,839)
Cash flow provided
 (used) by:
Operating activities....        $ (38)       $   412  $  1,342  $ (5,229) $(34,913)
Investing activities....        $ (82)       $(1,038) $ (4,461) $ (1,445) $ (6,244)
Financing activities....        $ 145        $   739  $  4,551  $  6,142  $ 47,164
Subscribers(2)..........          200         47,361   152,022   172,472   234,914
Independent sales
 representatives in
 FlashNet's network
 marketing program(2)...          --             --      1,885     5,424     8,226

--------
(1) Earnings before interest, tax, depreciation and amortization (EBITDA) consists of net loss before extraordinary item, provisions for net interest expense/(income), income taxes, depreciation, amortization (including amortization of customer hardware) and the deemed dividend on the preferred stock. These earnings are not intended to represent cash flows from operations in accordance with generally accepted accounting principles and should not be considered as an alternative to net loss as an indicator of FlashNet's operating performance or to cash flows as a measure of liquidity. FlashNet believes that earnings before interest, tax, depreciation and amortization is a standard measure commonly reported and widely used by analysts, investors and other interested parties in the Internet service provider industry to compare the operating performance of companies within this industry. FlashNet has elected to include these earnings in its financial presentation to provide investors with an additional measurement of its operating performance, especially in view of its continuing levels of net losses.
(2) Determined as of the end of the period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

  FlashNet is a nationwide provider of consumer Internet access services and business services. FlashNet provides its Internet access in approximately 900 cities throughout the United States. As of December 31, 1999, FlashNet had accumulated a subscriber base of approximately 235,000 users, including approximately 3,200 customers for its business services.

  In addition to access services as a national Internet service provider, FlashNet offers a broad range of business services that enable businesses to outsource their Internet and electronic commerce activities. FlashNet believes that attracting additional business customers will result in a more stable, higher quality customer base. FlashNet further believes that its business services enable it to acquire new corporate customers more effectively and provide many cross-selling opportunities.

  During the quarter ended June 30, 1999, FlashNet contracted with several vendors for the purchase of both new and refurbished personal computers. FlashNet began reselling the personal computers through a bundled service offering combining Internet access with a computer in exchange for a two or three year contractual commitment for Internet service. In addition, FlashNet also resold personal computers without Internet access. On September 30, 1999, FlashNet discontinued its program of reselling refurbished personal computers with bundled Internet service due to operational and cash considerations. However, FlashNet expects to continue to sell new personal computers with bundled Internet service on a limited basis.

 Revenues

  FlashNet's revenues generally are composed of:

  .  consumer access services;

  .  business services;

  .  shipping revenues; and

  .  set-up fees and other revenues.

  Consumer access services revenues are composed of annual prepaid and monthly subscriptions for consumer dial-up access to the Internet. FlashNet offers prepaid and monthly subscribers a full money-back guarantee on cancellation of their service if made within 30 days of initiating service. Amounts received on the sale or renewal of prepaid annual and monthly subscriptions are recorded as deferred revenue through the 30-day money-back cancellation period and then amortized over the remaining period in which service is provided. Subscribers may cancel their subscriptions at any time following the initial 30-day period, in which case FlashNet charges the subscriber a $50 cancellation fee and refunds any remaining prepaid amounts after the charge. Cash received from subscribers is applied to working capital when received, and no cash reserves are maintained for potential refund obligations.

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

  Shipping revenues are derived primarily from the shipment of refurbished or new personal computers issued in connection with FlashNet's bundled service offering. The fees are non-refundable and are recognized as the personal computers are shipped.

  FlashNet derives set-up fees and other revenues through a variety of sources, including set-up fees for subscribers to its consumer access services and business services, sales of merchandise and hardware, sign-up and renewal fees for independent representatives in its network marketing program and advertising revenues. Set-up fees are charged to all new customers of consumer access and to business services customers. These one-time set-up fees are non-refundable and are deferred and amortized over a one-year period. Sales of merchandise and hardware without bundled internet access and associated non-refundable shipping fees are recognized as earned. Consulting services have been provided from time to time on a limited basis by FlashNet on both a fixed fee and a time-and-materials basis and are recognized as the services are performed. Non-refundable fees are paid by representatives in FlashNet's network marketing program at the commencement of participation in the program and for renewal of participation on each anniversary of the representative's commencement date. These fees are deferred and amortized over a one-year period following the month of initial sign-up or renewal, as the case may be. Advertising revenues are recognized as advertising services are provided.

 Costs And Expenses.

  FlashNet's costs include:

  . cost of services that are primarily related to the number of subscribers;

  . costs related to merchandise and hardware sold and cost of material for FlashNet's network marketing program;

  .  amortization of and loss on personal computers issued to customers;

  . selling, customer support and general and administrative expenses that are associated more generally with operations; and

  . depreciation and amortization, which are related to the size of FlashNet's network and capital lease obligations.

  Cost of services is comprised of the costs incurred in providing consumer access services and business services. These costs include costs for providing local telephone lines into each company-owned point of presence, the use of third-party networks and the use of leased lines to connect each company-owned point of presence and third-party point of presence to its hub and to connect its hub to the Internet backbone.

  Cost of other revenues consists of costs of installation software, premium support costs, cost of merchandise and hardware sold and the cost of user guides and other materials for representatives and distributors involved in FlashNet's network marketing program.

  Amortization of customer hardware is the result of amortizing the cost of capitalized personal computers issued to customers, over the life of the subscriber contract, with the amortization rate adjusted for estimates for non-recoverability of equipment and uncollectible balances on cancelled contracts. Loss on customer hardware resulted from personal computers returned by customers which FlashNet was unable to recover from its vendors.

  Cost of shipping is related primarily to the cost incurred by FlashNet to have personal computers shipped by a third-party distributor, in connection with FlashNet's bundled service offering.

  Selling, general and administrative costs are incurred in the areas of sales and marketing, customer support, network operations and maintenance, engineering, accounting and administration. Sales and marketing expenses consist primarily of media and production costs, commissions and expenses related to FlashNet's network marketing program, sales and marketing overhead, and personnel costs. General and administrative expenses consist of personnel and related costs associated with FlashNet's executive and administrative functions and other miscellaneous expenses. Operations and customer support expenses consist primarily of expenses associated with daily support of FlashNet's subscriber base, including customer service and technical support.

  FlashNet has experienced operating losses since its inception as a result of efforts to build its network infrastructure, customer base and internal staffing, develop its systems and expand into new markets.

Results of Operations

  The following table sets forth the percentage of total revenues represented by items on FlashNet's consolidated statements of operations for the periods indicated. Operating results for any period are not necessarily indicative of results for any future period.

                                                         Years Ended
                                                        December 31,
                                                     -------------------------
                                                     1996   1997   1998   1999
                                                     ----   ----   ----   ----
Revenues:
  Consumer access services.........................    63 %  68 %   82 %   77 %
  Business services................................     1     3      6      5
  Shipping revenues................................   --    --     --       6
  Set-up fees and other............................    36    29     12     12
                                                     ----   ---    ---    ---
    Total revenues.................................   100   100    100    100
                                                     ----   ---    ---    ---
Operating costs and expenses:
  Cost of services.................................    64    47     44     42
  Amortization of customer hardware................   --    --     --       4
  Loss on customer hardware........................   --    --     --       4
  Cost of shipping.................................   --    --     --       5
  Cost of other revenues...........................    13     5      1      5
  Sales and marketing..............................   118    59     31     52
  General and administrative.......................    28    20     20     26
  Operations and customer support..................    23    21     22     26
  Depreciation and amortization....................    15    12     11     12
                                                     ----   ---    ---    ---
    Total expenses.................................   261   164    129    176
                                                     ----   ---    ---    ---
Loss from operations...............................  (161)  (64)   (29)   (76)
Interest expense (net).............................    (4)   (4)    (9)   --
                                                     ----   ---    ---    ---
Loss before extraordinary item.....................  (165)  (68)   (38)   (76)
Extraordinary item--Loss on early extinguishment of
 debt..............................................   --    --     --      (4)
                                                     ----   ---    ---    ---
Net loss...........................................  (165)% (68)%  (38)%  (80)%
                                                     ====   ===    ===    ===

 Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

 Revenues

  FlashNet experienced substantial growth in revenues in 1999 as compared to 1998. Total revenues increased 50% to $40.3 million in 1999 from $26.9 million in 1998.

  As reflected by the increase in consumer access and business services revenues, subscriptions and renewals increased 42% to $31.1 million in 1999 from $22.0 million in 1998. The increase in access service revenues was primarily due to an increase in FlashNet's subscriber base of 37% to 235,000 at December 31, 1999 from 172,000 at December 31, 1998.

  Shipping revenues of $2.4 million in 1999, were the result of FlashNet's personal computer offer which began in June. On September 30, 1999, FlashNet discontinued its program of reselling refurbished personal computers with bundled Internet service due to operational and cash considerations. FlashNet expects to continue to resell new computers with bundled Internet service but anticipates less volume under this product offering.

  Subscriber set-up fees and other revenues increased 42% to $4.7 million in 1999 from $3.3 million in 1998. The increase was primarily the result of the reintroduction of set-up fees on all products in March 1999. In the fourth quarter of 1997, FlashNet eliminated set-up fees applicable to annual prepaid consumer accounts in connection with a price increase for all consumer access and business access services. Under FlashNet's revenue recognition policy noted above, set-up fees are deferred and recognized over the twelve-month period following their receipt. In addition, FlashNet experienced increases in revenues from computer hardware and related add-on sales such as upgraded processors and CD Roms.

 Cost of Services

  Cost of services increased 42% to $16.8 million in 1999 from $11.8 million in 1998, primarily due to an increase in dial tone costs associated with a higher level of subscribers on FlashNet's network. Cost of services as a percentage of total revenues decreased to 42% from 44% during 1999 and 1998, respectively, primarily due to the increases in total revenues leveraging fixed costs and also as a result of greater network efficiencies.

 Cost of Other Revenues

  Cost of other revenues increased to $2.0 million in 1999 from $0.3 million in 1998, respectively. Cost of other revenues as a percentage of total revenues increased to 5% in 1999 from 1% in 1998. This increase was mainly due to the costs associated with FlashNet's sales of computer hardware and various add-ons such as upgraded processors and CD Roms.

 Cost of Shipping, Amortization of and Loss on Customer Hardware

  In June 1999, FlashNet began reselling personal computers through a bundled service offering combining Internet access with a computer in exchange for a two or three year contractual commitment. The costs of the personal computers have been capitalized and are being amortized over the life of the subscriber contract with the amortization term adjusted for estimates for the non-recoverability of equipment and uncollectible balances on cancelled contracts. Amortization expense for 1999 was approximately $1.5 million. The associated shipping fees are non-refundable and are recognized as the personal computers are shipped. On September 30, 1999, FlashNet discontinued its program of reselling refurbished personal computers with bundled Internet service due to operational and cash considerations. FlashNet expects to continue to resell new computers with bundled Internet service but anticipates less volume under this product offering. Loss of customer hardware resulted from personal computers returned by customers which FlashNet was unable to recover from its vendor. See
Note 12 to the consolidated financial statements for further discussion.

 Sales and Marketing Expenses

  Sales and marketing expenses increased 156% to $21.0 million in 1999 from $8.2 million in 1998. Sales and marketing expenses as a percentage of total revenues increased to 52% from 31% during 1999 and 1998, respectively. The increases, both in absolute dollars and as a percentage of total revenues, were primarily due to increased advertising and labor costs associated with FlashNet's "Free Web PC" offer which began in June 1999 and was discontinued on September 30, 1999 with respect to the refurbished PCs. FlashNet aggressively marketed the "Free Web PC" offer during the third quarter, resulting in an increase in advertising and promotion expense of $8.1 million including $1.0 million in agency fees in 1999 versus 1998. As a result of the tremendous response to the offer, FlashNet increased the number of full-time and contract employees in the sales department. Labor costs increased $2.9 million in 1999 versus 1998, which included $1.2 million spent on outsourcing the excess call volume to third party call centers. In addition, commissions paid to FlashNet's network marketing representatives increased $1.8 million in 1999 versus 1998 due to increases in subscribers obtained by such representatives. FlashNet suspended much of its advertising efforts in 1998 to conserve cash resources.

 General and Administrative Expenses

  General and administrative expenses increased 94% to $10.3 million in 1999 from $5.3 million in 1998. General and administrative expenses as a percentage of total revenues increased to 26% from 20% during 1999 and 1998, respectively. The increases were primarily due to increases in payroll, credit card fees and spending on facilities. Payroll costs increased $0.9 million in 1999 versus 1998, primarily due to growth in headcount as a result of FlashNet's continued growth. Credit card processing fees increased $0.9 million in 1999 versus 1998, due to the increase in sales as a result of the growth in FlashNet's subscriber base. Facility costs increased $1.5 million in 1999 versus 1998, as a result of FlashNet relocating to new office facilities. Professional fees increased $1.2 million in 1999 versus 1998, primarily as a result of costs associated with FlashNet's financing activities and consulting fees.

 Operations and Customer Support Expenses

  Operations and customer support expenses increased 74% to $10.5 million in 1999 from $6.0 million in 1998. Operations and customer support expenses as a percentage of total revenues increased to 26% from 22% during 1999 and 1998, respectively. The increases, both in absolute dollars and as a percentage of total revenues, were primarily due to increased labor costs and increased telephone charges associated with FlashNet's "Free Web PC" offer. Due to the significant increase in call volume as a result of the offer, FlashNet's telephone charges increased $0.7 million in 1999 versus 1998. In addition, the number of full-time and contract employees in the customer support department increased by approximately 80 personnel during 1999. FlashNet also added additional technical personnel to support the larger subscriber base. As a result, labor costs increased $3.8 million in 1999 versus 1998.

 Depreciation and Amortization

  Depreciation and amortization expense increased 66% to $5.1 million in 1999 from $3.1 million in 1998. The increase primarily resulted from additional purchases of equipment and software and equipment acquired under capital leases needed to support FlashNet's expanding network. Depreciation and amortization expense as a percentage of total revenues increased to 13% for 1999 from 11% in 1998.

 Net Interest Expense

  Net interest expense decreased 100% to $0 from $2.5 million in 1998. Interest expense decreased to $1.3 million in 1999 from $2.5 million in 1999 due to lower average debt levels throughout 1999. Interest and other income increased to $1.4 million from $.1 million during 1999 and 1998, respectively, offsetting interest expense recorded during the twelve month period. The increase is due to interest earned on the net proceeds from FlashNet's initial public offering effected March 16, 1999, which FlashNet has used for working capital and the purchase of temporary investments consisting of cash, cash equivalents, and short-term investments with original maturity dates of three months or less at the date of purchase.

 Extraordinary Loss

  The extraordinary loss on early extinguishment of debt represents the write-off of unamortized debt discount costs of $1.4 million related to the repayment of the $6.5 million Ascend note and $0.3 million of unamortized debt discount and other costs related to the repayment of a $5.0 million term loan from Goldman Sachs.

 Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

 Revenues

  FlashNet's total revenues increased $9.4 million, or 53%, to $26.9 million in 1998 from $17.5 million in 1997. Subscriptions and renewals increased $10.0 million, as reflected by the increase in consumer access services revenues, and approximately $1.0 million was attributable to increased sales of business services. These increases were offset by a $1.7 million decrease in subscriber set-up fees and other revenues, resulting primarily from the elimination of set-up fees applicable to annual prepaid consumer accounts made in connection with a price increase for all consumer access and business access services in the fourth quarter of

1997. New subscriptions increased in large part from the expansion of FlashNet's network marketing program, which accounted for 27,521 new subscriber acquisitions in 1998 as compared to 10,050 new subscriber acquisitions in 1997. Consumer access services revenues increased 84% in 1998 over 1997, primarily as a result of increases in FlashNet's subscriber base and in average revenues per subscriber due to the price increase in the fourth quarter of 1997. Business services revenues increased 180% in 1998 from 1997 as FlashNet expanded its offerings of dedicated and broadband access and other business services in response to escalating customer demand. Revenues from set-up fees and other revenues decreased 34% in 1998 from 1997, primarily as a result of FlashNet's decision in the fourth quarter of 1997 to discontinue charging set-up fees for prepaid subscriptions and due to the receipt in 1997 of consulting fees of $1.0 million for a project that was completed in that year.

 Cost of Services

  Cost of services increased $3.6 million, or 44%, to $11.8 million in 1998 from $8.2 million in 1997. Of this increase, $3.1 million was attributable to an increase in dial tone costs associated with a higher level of subscribers on FlashNet's network. As a percentage of total revenues, cost of services decreased to 44% in 1998 from 47% in 1997 primarily due to the increases in consumer access and business services partially offset by a decline in set-up fees and other revenues in 1998. As a percentage of revenues derived from consumer access services and business services, cost of recurring revenues decreased to 50% in 1998 from 66% in 1997. This decrease resulted from the price increase in the fourth quarter of 1997 and greater network efficiencies.

 Cost of Other Revenues

  Cost of other revenues decreased $450,000, or 56%, to $349,000 in 1998 from $799,000 in 1997. As a percentage of total revenues, cost of other revenues decreased to 1% in 1998 from 5% in 1997. The decrease in cost of other revenues, both in absolute dollars and as a percentage of total revenues, was primarily the result of cost savings of $315,000 attributable to FlashNet's obtaining a royalty-free license for Netscape software in the fourth quarter of 1997 that was previously purchased by it and resold to customers.

 Sales and Marketing Expenses

  Sales and marketing expenses decreased $2.1 million, or 20%, to $8.2 million in 1998 from $10.3 million in 1997. As a percentage of total revenues, sales and marketing expenses decreased to 31% in 1998 from 59% in 1997. This decrease, both in absolute dollars and as a percentage of total revenues, was attributable to a $3.8 million decline in media expenses offset by an $1.5 million increase in expenses associated with FlashNet's network marketing program. FlashNet's reduction in media expenditures in 1998 was primarily due to its decision to conserve cash resources and, to a lesser extent, to its decision to purchase national media spots rather than local media spots, with the latter being generally more expensive on a per-impression basis. See the subsection entitled "Overview."

 General and Administrative Expenses

  General and administrative expenses increased $1.8 million, or 53%, to $5.3 million in 1998 from $3.5 million in 1997. General and administrative expenses increased primarily due to an increase in the number of staff members and increased spending on facilities and supplies, due primarily to FlashNet's expansion of its network marketing program. Facility costs increased $0.6 million in 1998 versus 1997, as FlashNet expanded its office space for the additional employees. Labor costs increased $0.5 million in 1998 versus 1997. In addition, credit card fees increased $0.4 million as a result of increased sales. As a percentage of total revenues, general and administrative expenses remained constant at 20%.

 Operations and Customer Support Expenses

  Operations and customer support expenses increased $2.3 million, or 63%, to $6.0 million in 1998 from $3.7 million in 1997. As a percentage of total revenues, operations and customer support expenses increased to 22% in 1998 from 21% in 1997. These increases were primarily due to the addition of new customer care and technical personnel to support a larger subscriber base.

 Depreciation and Amortization

  Depreciation and amortization expense increased $1.0 million, or 49%, to $3.1 million in 1998 from $2.1 million in 1997. This increase primarily resulted from additional purchases of equipment and software that were needed to support FlashNet's expanding network. As a percentage of total revenues, depreciation and amortization expense decreased slightly to 11% in 1998 from 12% in 1997.

 Net Interest Expense

  Net interest expense increased $1.8 million to $2.5 million in 1998 from $714,000 in 1997. This increase was primarily attributable to interest paid on borrowings of $6.5 million from Ascend in the fourth quarter of 1997 and, to a lesser extent, capitalized leases for the acquisition of additional networking equipment.

 Net Loss

  Net loss decreased $1.4 million to $10.3 million in 1998 from $11.7 million in 1997. As a percentage of total revenues, net loss decreased to 38% in 1998 from 68% in 1997. In 1998, the net loss attributable to common shareholders included $2.7 million related to preferred stock deemed distributions and accretion.

Liquidity and Capital Resources

  FlashNet's principal capital and liquidity needs historically have related to its sales and marketing activities, the development and expansion of its network infrastructure, the establishment of its customer service and support operations and general working capital needs. The capital needs of FlashNet have historically been met by receipts from its prepaid subscriber customer base, additional capital from outside sources, including vendor capital leases and other vendor financing arrangements and through private placements of its securities. FlashNet's initial public offering, completed in March 1999, provided FlashNet with additional capital of $56.3 million.

  FlashNet's operating activities used net cash of approximately $34.9 million during 1999. Net cash used in operations resulted primarily from net losses, adjusted for depreciation and amortization expense, the purchase of personal computers included in FlashNet's new bundled service offering, the increase in accounts receivable and the decrease in deferred revenue. In addition, FlashNet funded a $700,000 note receivable bearing interest at 12% per annum maturing in April 2000, which is convertible, at the option of FlashNet, into common stock of a public company focused on developing communication services.

  Cash used by investing activities has consisted primarily of equipment purchases for point of presence and network expansion. For 1999, capital expenditures amounted to approximately $8.5 million. Additionally, FlashNet received approximately $2.9 million in proceeds from sale/leasebacks of data communication equipment. At December 31, 1999, FlashNet does not have any material commitments for capital expenditures.

  Cash provided by financing activities was approximately $47.2 million during 1999. During January 1999, FlashNet received proceeds of a $5.0 million term loan from Goldman Sachs. During March 1999, FlashNet effected its initial public offering. Net proceeds to FlashNet were approximately $56.3 million. Cash used for financing activities included $6.5 million and $5.0 million for the early repayment of the Ascend note and the Goldman Sachs term loan, respectively, during March 1999. Principal payments under capital lease obligations were $3.1 million for 1999.

  Cash used in operating activities of $5.2 million during 1998 primarily was attributable to a $10.3 million net loss, partially offset by $3.0 million in depreciation expense and $1.9 million in non-cash interest expense. Cash used in investing activities during 1998 was $1.4 million, principally as a result of the purchase of property, plant and equipment to support increases in FlashNet's subscriber base. Cash provided from financing activities during 1998 was $6.1 million, which consisted primarily of $7.8 million, after transaction fees, raised in a private placement of convertible preferred stock offset by debt principal payments.

  Since the fourth quarter of 1999 and thereafter, FlashNet has curtailed certain aspects of its sales and marketing efforts. The pending merger with Prodigy requires FlashNet to maintain its basic infrastructure. As a result, FlashNet has conducted its operations in a manner generally consistent with its historical practices (except curtailing certain aspects of its sales and marketing efforts) and has not sought additional financing nor has any commitments for financing at December 31, 1999. FlashNet will be required to seek additional financing sufficient to meet its working capital needs for fiscal 2000 if the merger with Prodigy is not consummated. Based on FlashNet's recent efforts to raise capital, management has determined that it most likely cannot raise additional capital or financing on reasonable terms. If the merger is not consummated, management could be forced to make significant reductions in its headcount and expenditure levels, and would most likely be forced to raise capital, if obtainable, on unfavorable terms. FlashNet has no contingency plans presently in place should the merger with Prodigy fail to occur. As of December 31, 1999, FlashNet had cash and cash equivalents of approximately $7 million.

  FlashNet and Prodigy intend to sign an agreement under which FlashNet will undertake research and development projects on behalf of Prodigy prior to completion of the merger. Under the agreement, Prodigy will pay FlashNet on a cost plus a stated percentage basis and owns all rights in the resulting work product. In the judgment of FlashNet's management, this agreement coupled with its cash on hand, should be sufficient to finance its operations until the closing of the merger.

Impact of Year 2000

  In prior years, FlashNet discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, FlashNet completed its remediation and testing of systems. As a result of those planning and implementation efforts, FlashNet experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. FlashNet expensed approximately $200,000 during 1999 in connection with remediating its systems. FlashNet is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. FlashNet will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the Year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  FlashNet does not believe its market risks are material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The information required by this item appears in a subsequent section of this Report. (See ITEM 14).

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  On August 20, 1999, FlashNet dismissed Deloitte & Touche LLP as its independent accountants and appointed Ernst & Young LLP as its auditors for the year ending December 31, 1999. The audit committee of FlashNet's board of directors recommended the change in independent accountants and the change was approved by the board of directors. Deloitte & Touche LLP's reports on FlashNet's financial statements for the two most recent fiscal years ended December 31, 1997 and 1998, did not contain an adverse opinion, disclaimer of opinion, qualification or modification as to audit scope or accounting principles. In addition, during the two most recent years and through August 20, 1999 there were no disagreements with Deloitte & Touche LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope and procedures, which disagreements, if not resolved to the satisfaction of Deloitte & Touche LLP, would have caused Deloitte & Touche LLP to make reference to the subject matter of the disagreements in connection with their reports on the financial statements of FlashNet.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  FlashNet's executive officers, directors and certain key employees, their ages as of December 31, 1999 and their position(s) with FlashNet are as follows:

              Name      Age                           Position(s)
              ----      ---                           ----------
Executive Officers and
 Directors
  Michael Scott Leslie   36 President, Chief Executive Officer and Director
  Russell A. Wiseman     35 Executive Vice President and Chief Operating Officer
  Andrew N. Jent         30 Executive Vice President, Chief Financial Officer and Secretary
  Albert Lee Thurburn    46 Director
  James B. Francis,
   Jr.(2)                51 Director
  John B.
   Kleinheinz(1)(2)      38 Director
  Kevin A.
   Stadtler(1)(2)        31 Director

--------
(1) Member of the Compensation Committee.

(2) Member of the Audit Committee.

Executive Officers and Directors

  Michael Scott Leslie is one of FlashNet's co-founders and has served as its President and as a director since FlashNet's inception in September 1995. Mr. Leslie served as FlashNet's Chief Operating Officer from its inception to August 1999, when he was named Chief Executive Officer. From July 1995 to September 1995, he worked with Mr. Thurburn to develop the concept of FlashNet. From June 1987 to July 1995, Mr. Leslie was involved in the commercial real estate industry, most recently as President of Eleven-O-Five, Inc., a managing general partner of real estate partnerships. From June 1985 to May 1987, Mr. Leslie was employed as a Marketing Associate for Comdisco, Inc., a high technology equipment financing company. Mr. Leslie received a B.B.A. in Real Estate and Accounting from Southern Methodist University.

  Russell A. Wiseman has served as FlashNet's Executive Vice President and Chief Sales and Marketing Officer from January 1999 to September 1999, when he was named Chief Operating Officer. From July 1997 to December 1998, Mr. Wiseman was employed by PrimeCo Personal Communications, L.P., a wireless telephone services company, first as Vice President/ Strategic Planning and later as Vice President/Corporate Marketing and Strategy Officer. From June 1992 to June 1997, Mr. Wiseman held several positions with P.A. Consulting Group, an international management and technology consulting firm. From June 1986 to May 1992, Mr. Wiseman was employed by NYNEX Corporation. Mr. Wiseman received a B.E.E. from Manhattan College School of Engineering and an MBA in International Finance from Fordham University Graduate School of Business.

  Andrew N. Jent has served as FlashNet's Executive Vice President and Chief Financial Officer since November 1998 and as Secretary since January 1999. From April 1998 to November 1998, Mr. Jent served as Treasurer for OpTel Inc., a competitive local exchange carrier and private cable operator. From June 1996 to April 1998, Mr. Jent served as Vice President of Finance and Treasurer for US One Communications Corp., a competitive local exchange carrier. From February 1995 to June 1996, Mr. Jent served as Director of Finance for TresCom International, an international long distance carrier. From May 1991 to February 1995, Mr. Jent served in a variety of capacities, most recently as Treasurer, for Neodata Services, Inc., a direct marketing company. Mr. Jent received a B.B.A. in Finance from Texas Christian University.

  Albert Lee Thurburn is one of FlashNet's co-founders and served as its Chief Executive Officer and Chairman of the Board of Directors from its inception in September 1995 to August 1999, when he stepped down as Chief Executive Officer. Mr. Thurburn stepped down as Chairman of the Board in September 1999. Mr. Thurburn resigned from FlashNet to start a new Internet venture. He remains a Director. From 1993 to September 1995, Mr. Thurburn was a founder, President and director of Mexico Information Services, Inc., a company formed in 1993 that was focused on providing information about business opportunities in Mexico during the implementation of the North American Free Trade Agreement. He received his designation as a Certified Public Accountant in 1980 and worked for Arthur Andersen & Co., an accounting firm, from January 1980 to January 1981, prior to establishing his own accounting firm in Dallas, Texas in January 1981. Mr. Thurburn received a B.A. in Accounting and an M.B.A. in International Business from the University of Texas at Arlington.

  James B. Francis, Jr. has served as one of FlashNet's directors since December 1998. Since March 1998, Mr. Francis has been the Managing Partner of Texas Ltd., an investment company. He has also served as President of Francis Enterprises, Inc., a governmental and public affairs consulting company, since June 1996. From January 1986 to June 1996, Mr. Francis was a partner of Bright & Company, an investment company partnership. From September 1980 to January 1986, Mr. Francis was a senior management employee of Bright & Company. Mr. Francis is also a director of Silverleaf Resorts, Inc., a time-share management company, and the current Chairman of the Texas Department of Public Safety. Mr. Francis received a B.A. in Political Science from Tulane University.

  John B. Kleinheinz has served as one of FlashNet's directors since February 1996. In January 1996, Mr. Kleinheinz founded Kleinheinz Capital Partners, an investment management company, where he currently serves as President. From April 1993 to December 1995, Mr. Kleinheinz served as a Principal of San Antonio Capital, an investment firm. From January 1991 to December 1992, Mr. Kleinheinz worked as a financial executive with TRI Securities, a global broker-dealer. Mr. Kleinheinz received a B.A. in Economics from Stanford University.

  Kevin A. Stadtler has served as one of FlashNet's directors since August 1998. Mr. Stadtler is a Vice President with Applied Telecommunications Technologies, Inc. ("ATTI"), a venture capital and lease financing firm focused on the communications industry, with which he has been affiliated since January 1996. ATTI is affiliated with Commvest, L.L.C., of which Mr. Stadtler is also a Vice President. From December 1994 to December 1995, Mr. Stadtler was an associate with Saturn Asset Management, Inc. a venture capital firm. From June 1994 to November 1994, Mr. Stadtler attended Harvard University's advanced studies program. From November 1993 to May 1994, Mr. Stadtler was an associate with the private investment fund manager Barron Capital Holdings, Inc. From June 1990 to October 1993, Mr. Stadtler was in the Sales and Management Program at Xerox Corporation. Mr. Stadtler received a B.A. in History from Villanova University.


Board Composition

  Our Board of Directors is divided into three classes:

  . Class A directors, whose terms expire at the annual meeting of shareholders to be held in 2000;

  . Class B directors, whose terms expire at the annual meeting of shareholders to be held in 2001; and

  . Class C directors, whose terms expire at the annual meeting of shareholders to be held in 2002.

  FlashNet's only Class A director is Mr. Kleinheinz. FlashNet's Class B directors are Mr. Stadtler and Mr. Francis. FlashNet's Class C directors are Mr. Leslie and Mr. Thurburn.

  Each officer is elected by, and serves at the discretion of, the Board of Directors. There are no family relationships among any of FlashNet's directors or executive officers.

Committees of the Board

  The Audit Committee is currently composed of three of FlashNet's non-employee directors. The Audit Committee reviews, acts on and reports to the Board of Directors with respect to various auditing and accounting matters, including the selection of FlashNet's independent accountants, the scope of the annual audits, fees to be paid to the independent accountants, the performance of its independent accountants and its accounting practices.

  The Compensation Committee is currently composed of two of FlashNet's non-employee directors. The Compensation Committee establishes salaries, incentives and other forms of compensation for FlashNet's officers and other employees and administers its incentive compensation and benefit plans.

Director Compensation

  Directors receive no cash remuneration for serving on the Board of Directors but are reimbursed for reasonable expenses incurred by them in attending Board and Committee meetings. In December 1998, Mr. Francis was granted an option to purchase 15,980 shares of common stock at an exercise price of $8.82 per share. In January 1999, Mr. Stadtler was granted an option to purchase 15,980 shares of common stock at an exercise price of $8.82 per share. In October 1999, Mr. Francis, Mr. Kleinheinz, Mr. Stadtler and Mr. Thurburn were granted options to purchase 25,000, 15,000, 15,000 and 15,000 shares, respectively, of common stock at an exercise price of $6.38.

Employment Contracts

  FlashNet has entered into a severance agreement with Mr. Jent, its Executive Vice President, Chief Financial Officer and Secretary. Under the agreement, FlashNet must pay Mr. Jent a severance amount equal to 12 months of salary if his employment is terminated without cause prior to November 3, 2001, or if he resigns for "good reason" after a change in control. Generally, "good reason" is defined as a material change in the nature or scope of Mr. Jent's duties that is, taken as a whole, inconsistent with the position held by Mr. Jent at the time of the change in control.

  FlashNet has also entered into a severance agreement with Mr. Wiseman, its Executive Vice President and Chief Operating Officer. Under the agreement, in the event Mr. Wiseman's employment is terminated for any reason, FlashNet must pay Mr. Wiseman an amount required to increase his annualized base salary through the date of termination of employment from $140,000 to $180,000. In addition, if FlashNet terminates Mr. Wiseman's employment without cause or if he resigns for good reason after a change in control, FlashNet must pay Mr. Wiseman $100,000 if such termination or resignation occurs after 12 months of employment and before 24 months of employment. The second of the two severance provisions expires on January 25, 2001.

  Mr. Thurburn and Mr. Leslie are parties to noncompetition agreements with FlashNet, restricting them from engaging in certain competitive activities during their employment and for a one-year period following termination of their employment. Mr. Thurburn resigned as an officer in September 1999. If FlashNet terminates Mr. Leslie's employment without cause or if he resigns for "good reason," then in order for his noncompetition agreement to remain in effect, Flashnet is required to make a lump sum cash payment to him. Generally, "good reason" is defined as a material change in the nature or scope of Mr. Leslie's duties that is, taken as a whole, inconsistent with the position held by him on the date he signed his agreement. The amount of the lump sum payment is the greater of:

  . Mr. Leslie's actual aggregate salary and bonus received during the 12 months preceding termination or resignation, as applicable; or

  . The sum of Mr. Leslie's annualized salary in effect immediately preceding termination or resignation and the cash bonus for the then-current fiscal year earned by the officer through the date of termination or resignation.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires FlashNet's directors, executive officers and persons who own beneficially more than 10% of the Company's Common Stock to file reports of ownership and changes in ownership of such stock with the Securities and Exchange Commission (the "SEC") and the National Association of Securities Dealers, Inc. These persons are also required by SEC regulations to furnish FlashNet with copies of all such forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, all of FlashNet's reporting persons complied during fiscal 1999 with all applicable Section 16(a) filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table presents certain information required by the SEC relating to various forms of compensation awarded to, earned by or paid to FlashNet's Chief Executive Officer and the three most highly compensated executive officers other than the Chief Executive Officer who earned more than $100,000 during fiscal 1999 and were serving at the end of fiscal 1999.

                                                        Long Term
                                                       Compensation
                                                       ------------
                                           Annual
                                        Compensation    Securities    All Other
                                      ----------------  Underlying   Compensation
  Name and Principal Position    Year  Salary   Bonus   Option (#)       (1)
  ---------------------------    ---- -------- ------- ------------  ------------
Michael Scott Leslie............ 1999 $144,000 $50,000       --         $7,000
 President, Chief Executive      1998  125,000   3,000   127,993(2)      7,000
 Officer and Director            1997   88,000  15,000       --          5,000


Russell A. Wiseman.............. 1999  136,000 102,000   127,993         5,000
 Executive Vice President and
  Chief Operating Officer (3)


Andrew N. Jent.................. 1999  140,000  50,000    75,000         3,000
 Executive Vice President,...... 1998    8,000     --    127,993(5)        --
 Chief Financial Officer
 and Secretary (4)


Albert Lee Thurburn............. 1999   88,000  50,000    15,000         1,000
 Director (6)                    1998  125,000   3,000   127,993(2)      2,000
                                 1997 $ 88,000 $15,000       --         $2,000

--------
(1) Consists of medical and life insurance premiums paid on behalf of the employee by FlashNet.
(2) Mr. Leslie and Mr. Thurburn were granted an option to purchase 127,993 shares of Common Stock at an exercise price of $8.82 per share on December 11, 1998.
(3) Mr. Wiseman's employment commenced on January 15, 1999.
(4) Mr. Jent's employment commenced on November 3, 1998.
(5) Mr. Jent was granted an option to purchase 127,993 shares of Common Stock at an exercise price of $3.53 per share on November 3, 1998.
(6) Mr. Thurburn served as our Chief Executive Officer and Chairman of the Board of Directors from our inception in September 1995 to August 1999, when he stepped down as Chief Executive Officer. Mr. Thurburn stepped down as Chairman of the Board in September 1999. Mr. Thurburn resigned from FlashNet to start a new Internet venture.

Options Granted in Fiscal 1999

This table presents information regarding options granted to FlashNet's Named Executive Officers during fiscal 1999 to purchase shares of FlashNet's Common Stock.

                                      Percentage
                                       of Total
                           Number of   Options
                          Securities  Granted to
                          Underlying  Employees  Exercise             Grant Date
                            Options   in Fiscal  Price per Expiration  Present
Name                      Granted (#)  Year (1)  Share (2)    Date     Value(3)
----                      ----------- ---------- --------- ---------- ----------
Michael Scott Leslie.....       --        -- %     $ --          --   $      --
Russell A. Wiseman.......   127,993      19.3       5.88    01/15/09   1,806,000
Andrew N. Jent...........    75,000      11.3       6.38    10/20/09     329,000
Albert Lee Thurburn......    15,000       2.3%     $6.38    10/20/09  $   66,000

--------
(1) The total number of options granted to FlashNet employees in fiscal 1999 was 662,442.
(2) The exercise price per share of options granted represented the fair market value of the underlying shares of common stock on the dates the respective options were granted.
(3) Based on the Black-Scholes option pricing model adopted for use in valuing executive stock options and applying certain assumptions as follows: a risk free rate of interest during the life of the options equal to 6.00%, dividend yield of 0%, expected lives of three years and expected volatility during the life of the options equal to 1.1.

Option Exercises in Fiscal 1999 and Fiscal 1999 Year-End Option Values

  The following table shows the number of shares of Common Stock subject to exercisable and unexercisable stock options held by each of the Named Executive Officers as of December 31, 1999. No stock options were exercised by the Named Executive Officers in fiscal 1999.

                             Number of Securities             Value of Unexercised In-
                            Underlying Unexercised              the-Money Options at
                         Options at December 31, 1999             December 31, 1999(1)
                         ---------------------------------    -------------------------
Name                      Exercisable      Unexercisable      Exercisable Unexercisable
----                     -------------    ----------------    ----------- -------------
Michael Scott Leslie....       --              127,993            --        $    --
Russell A. Wiseman......       --              127,993            --          39,000
Andrew N. Jent..........       --              202,993            --         340,000
Albert Lee Thurburn.....       --               15,000            --        $    --

--------
(1) The value of "in-the-money" options represents the difference between the exercise price of stock options and $6.19, the closing sales price reported by the Nasdaq National Market of the Company's Common Stock for December 31, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth the beneficial ownership of FlashNet common stock as of December 31, 1999, by:

  . each person who is known by FlashNet to own beneficially more than five percent of its common stock;

  .  each of FlashNet's directors;

  .  each of FlashNet's executive officers; and

  .  all of FlashNet's executive officers and directors as a group.

  This table is based on information provided to FlashNet or filed with the Securities and Exchange Commission by FlashNet's directors, executive officers and principal shareholders. Beneficial ownership is determined in accordance with the rules and regulations of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of December 31, 1999, are deemed outstanding. These shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, each shareholder named in the table has sole voting and investment power with respect to the shares set forth opposite the shareholder's name. Unless otherwise indicated, the address for the following shareholders is c/o FlashNet Communications, Inc., 3001 Meacham Boulevard, Suite 100, Fort Worth, Texas 76137.

                                                             Percentage of
                                        Number of Shares  Outstanding FlashNet
       Name of Beneficial Owner        Beneficially Owned     Common Stock
       ------------------------        ------------------ --------------------
Ascend Communications, Inc.(1)........     1,360,000               8.7%
Global Undervalued Securities Fund,
 L.P.(2)..............................     1,081,973               7.6%
James B. Francis, Jr.(3)..............        45,980                 *
Andrew N. Jent(4).....................       202,993               1.4%
John B. Kleinheinz(5).................     1,928,516              13.5%
Michael Scott Leslie(6)...............     1,059,188               7.3%
James A. Ryffel(7)....................       748,000               5.2%
Kevin A. Stadtler(8)..................       591,113               4.2%
Albert Lee Thurburn(9)................       761,844               5.3%
Russell A. Wiseman(10)................       128,859                 *
All directors and executive officers
 as a group (7 persons)(11)...........     4,718,493              31.3%

--------
  * Represents less than 1% of the outstanding shares of common stock.
 (1) Includes a warrant immediately exercisable for 1,360,000 shares of common stock. The address for Ascend Communications, Inc. is 1701 Harbor Bay Parkway, Alameda, California 94502. Ascend Communications, Inc. is a wholly owned subsidiary of Lucent Technologies Inc.

 (2) The address for Global Undervalued Securities Fund, L.P. is 201 Main Street, Suite 2001, Fort Worth, Texas 76102. Global Undervalued Securities Fund, L.P. is controlled by John B. Kleinheinz, one of FlashNet's directors.
 (3) Includes 40,980 shares of common stock subject to stock options held by Mr. Francis. The address for Mr. Francis is 2911 Turtle Creek, Suite 925, Dallas, Texas 75219.
 (4) Includes 202,993 shares of common stock subject to stock options held by Mr. Jent.
 (5) Includes 15,000 shares of common stock subject to stock options held by Mr. Kleinheinz, 1,081,973 shares held by Global Undervalued Securities Fund, L.P. and 16,664 shares held by Kleinheinz Capital Partners LDC. Mr. Kleinheinz, one of FlashNet's directors, controls both Global Undervalued Securities Fund, L.P. and Kleinheinz Capital Partners LDC. He disclaims beneficial ownership of the shares held by Global Undervalued Securities Fund, L.P. and Kleinheinz Capital Partners LDC except to the extent of his pecuniary interest in them arising from his direct and/or indirect ownership interests in the entities. Mr. Kleinheinz's address is the same as the address of Global Undervalued Securities Fund, L.P.
 (6) Includes 127,993 shares of common stock subject to stock options held by Mr. Leslie and 142,875 shares of common stock subject to a stock option to be issued to Mr. Leslie immediately prior to the effective date of the merger.
 (7) Includes 34,000 shares of common stock held by Mr. Ryffel as custodian for one of his children. Mr. Ryffel disclaims beneficial ownership of these shares. The address for Mr. Ryffel is 3113 South University Drive #600, Fort Worth, Texas 76109.
 (8) Includes 30,980 shares of common stock subject to stock options held by Mr. Stadtler and 560,133 shares held by Applied Telecommunications Technologies, Inc. Mr. Stadtler, one of FlashNet's directors, is a vice president of Applied Telecommunications Technologies. He disclaims beneficial ownership of the shares held by Applied Telecommunications Technologies. Mr. Stadtler's address is c/o Applied Telecommunications Technologies, Inc., 20 William Street, Wellesley, Massachusetts 02481.
 (9) Includes 15,000 shares of common stock subject to stock options held by Mr. Thurburn.
(10) Includes 127,993 shares of common stock subject to options held by Mr. Wiseman.
(11) Includes 703,814 shares of common stock issuable on exercise of options, 1,081,973 shares held by Global Undervalued Securities Fund, L.P., 16,664 shares held by Kleinheinz Capital Partners LDC and 560,133 shares held by Applied Telecommunications Technologies, Inc.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  During 1999, there were no transactions between FlashNet and any director, executive officer or principal shareholder and their affiliates. All future transactions, including loans between us and our officers, directors, principal shareholders and their affiliates, are required by the Board to be approved by a majority of the Board, including a majority of the independent and disinterested outside directors on the Board, and will be on terms no less favorable to us than could be obtained from unaffiliated third parties.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)  DOCUMENTS FILED AS PART OF THIS REPORT.

                                                                           Page
1. FINANCIAL STATEMENTS                                                    ----
  Report of Independent Auditors                                           F-2
  Independent Auditor's Report                                             F-3
  Consolidated Balance Sheet as of December 31, 1998 and 1999              F-4
  Consolidated Statements of Operations for the three years ended December
   31, 1999                                                                F-5
  Consolidated Statements of Cash Flows for the three years ended December
   31, 1999                                                                F-6
  Consolidated Statements of Shareholders' Equity (Deficit) for the three years ended
   December 31, 1999                                                       F-7
  Notes to Consolidated Financial Statements                               F-8

2. FINANCIAL STATEMENT SCHEDULE

  No financial statement schedules of FlashNet are included in Part II of this Report because the information required to be set forth therein is not applicable or is shown in the Consolidated Financial Statements or the Notes thereto.

3. EXHIBITS

 Number                               Description
 ------                               -----------
 1.1    (a) Form of Underwriting Agreement dated February 19, 1999.

 2.1    (d) Agreement and Plan of Merger between Flashnet, Prodigy
            Communications Corporation and Pucknet Corporation dated November
            5, 1999, as amended.

 3.1    (a) Restated Articles of Incorporation of FlashNet, dated February 18,
            1998.

 3.2    (a) Certificate of Designations of Series A Convertible Preferred Stock
            of FlashNet, dated May 7, 1998 and Statement of Increase in Number of Shares of Series A Convertible Preferred Stock of FlashNet, dated July 31, 1998.

 3.3    (a) Bylaws of FlashNet, adopted September 27, 1995.

 3.4    (a) Restated Articles of Incorporation of FlashNet, adopted February
            22, 1999.

 3.5    (a) Bylaws of FlashNet, adopted February 12, 1999.

 3.6    (a) Articles of Amendment to Articles of Incorporation of FlashNet,
            adopted March 10, 1999.

 4.1    (a) 12% Convertible Notes Purchase Agreement, dated July 8, 1996, between FlashNet and a purchaser of such notes. Each purchaser is a party to an identical agreement with FlashNet.

 4.2    (a) Common Stock Purchase Agreement, dated December 5, 1996, between
            FlashNet and Stephen B. Markwardt.

 4.3    (a) Secured Promissory Note, dated December 10, 1997, payable by
            FlashNet to Ascend Communications, Inc.

 4.4    (a) Warrant to Purchase Common Stock, issued by FlashNet to Ascend
            Communications, Inc. on December 10, 1997.

 Number                               Description
 ------                               -----------
 4.5    (a) Stock Purchase Agreement, dated May 7, 1998, by and among FlashNet,
            Apogee Fund LP, Emmett M. Murphy, ISP Investors, L.P., Scott M.
            Kleberg, J. Luther King, Jr., Scott C. Hollmann, and Fourteen Hill
            Capital, LP.

 4.6    (a) Registration Rights Agreement, dated May 7, 1998, by and among
            FlashNet and the investors named in 4.5 above.

 4.7    (a) First Amendment to Stock Purchase Agreement, dated August 3, 1998, by and among Apogee Fund LP; Emmett M. Murphy; ISP Investors, L.P.;
            Scott M. Kleberg; J. Luther King, Jr.; Scott C. Hollmann; Fourteen
            Hill Capital, LP; Applied Telecommunications Technologies, Inc.;
            Paul Castro; UD Donna Manning IRA; Faith Griffin; Youssef Squali;
            Jeffrey N. Wilkes; George P. Jenkins Insurance Trust, U/A 6/28/91,
            James P. Jenkins, Robert N. Jenkins and Richard G. Jenkins,
            Trustees; James P. Jenkins; Frank A. Klepetko; Q Ventures, L.P. and
            FlashNet.

 4.8    (a) First Amendment to Registration Rights Agreement, dated August 3,
            1998, by and among the investors named in 4.7 above and FlashNet.

 4.9    (a) Term Loan Agreement, dated January 15, 1999, between FlashNet and
            Goldman Sachs Credit Partners L.P.

 4.10   (a) Term Note, dated January 15, 1999, payable by FlashNet to Goldman
            Sachs Credit Partners L.P.

 4.11   (a) Borrower Pledge and Security Agreement, dated January 15, 1999, between FlashNet and Goldman Sachs Credit Partners L.P.

 4.12   (a) Subsidiary Pledge and Security Agreement, dated January 15, 1999, between FlashNet's subsidiaries and Goldman Sachs Credit Partners
            L.P.

 4.13   (a) Trademark Security Agreement, dated January 15, 1999, between
            FlashNet and Goldman Sachs Credit Partners L.P.

 4.14   (a) Common Stock Purchase Option, dated January 15, 1999, between
            FlashNet and Goldman Sachs Credit Partners L.P.

 4.15   (a) Second Amendment to Registration Rights Agreement, dated January
            15, 1999, by and among the Investors named in 4.7 above, FlashNet and Goldman Sachs Credit Partners L.P.

 4.16   (a) Specimen Certificate for shares of common stock.

 5.1    (a) Opinion of Cantey & Hanger, L.L.P.

 10.1   (a) Master Lease Agreement, dated June 7, 1996, between FlashNet, as
            Lessee, and Ascend Credit Corporation, as Lessor.

 10.2   (a) Master Lease Agreement, dated October 31, 1996, between FlashNet, as Lessee, and Shiva Corporation, as Lessor.

 10.3   (a) Letter lease agreement, dated September 27, 1996, between FlashNet and U.S. Robotics.

 10.4   (a) Letter lease agreement, dated October 14, 1996, between FlashNet and U.S. Robotics.

 10.5   (b) Master Lease Agreement, dated June 12, 1997, between FlashNet, as
            Lessee, and EMC 2 Corporation, as Lessor.

 10.6   (a) Warrant letter agreement, dated July 31, 1996, between FlashNet and
            ACSI Advanced Technologies, Inc.

 10.7   (a) Letter agreement, dated June 17, 1997, between FlashNet and ACSI
            Advanced Data Services, Inc. (successor to ACSI Advanced
            Technologies, Inc.)

 10.8   (a) Management Consulting Services Agreement, dated June 17, 1997, between FlashNet and ACSI Advanced Data Services, Inc.

 10.9   (a) WebSite Management Company, Inc. 1997 Stock Incentive Plan.

 10.10  (a) Office Lease, dated June 14, 1996, between FlashNet, as Tenant, and
            Colonial Savings, F. A., as Landlord, including Addendum, dated May
            23, 1997.

 Number                               Description
 ------                               -----------
 10.11  (a) Lease Agreement, dated February 13, 1998, between FlashNet and
            Leonard Properties.

 10.12  (a) Merchant Bank Credit Card Agreement, dated June 29, 1998, between
            FlashNet and First Charter Bank, N.A.

 10.13  (a) Agreement, dated December 12, 1997, between FlashNet and Summit
            National Bank.

 10.14  (a) Netscape Communications Corporation Network Service Provider
            Distribution Agreement, dated March 26, 1996, between FlashNet and
            Netscape Communications Corporation.

 10.15  (b) Software License and Support Agreement, dated August 28, 1998, between FlashNet and Portal Software, Inc.

 10.16  (a) Software Distribution and Licensing Agreement, dated December 24,
            1996, between FlashNet and Solid Oak Software, Inc.

 10.17  (b) Shopsite Distributor Agreement, dated June 11, 1998, between
            FlashNet and Open Market, Inc.

 10.18  (b) PSINet Wholesale Usage Agreement, dated February 17, 1998, between
            FlashNet and PSINet, Inc. and Amendment No. 1 to PSINet Wholesale
            Usage Agreement, dated November 10, 1998

 10.19  (a) Noncompetition and Nondisclosure Agreement, dated May 7, 1998, by and between FlashNet and A. Lee Thurburn.

 10.20  (a) Noncompetition and Nondisclosure Agreement, dated May 7, 1998, by and between FlashNet and Michael Scott Leslie.

 10.21  (a) Letter Agreement between FlashNet and Andrew N. Jent, dated
            November 3, 1998.

 10.22  (a) Letter Agreement between FlashNet and Terri Frey, dated June 24,
            1998.

 10.23  (a) Letter Agreement between FlashNet and R. Todd Wallace, dated March
            23, 1998.

 10.24  (a) Intentionally omitted.

 10.25  (a) Letter Agreement between FlashNet and Russell A. Wiseman, dated
            January 7, 1999.

 10.26  (a) Lease Agreement between FlashNet and Mercantile Partners, L.P., dated February 10, 1999.

 10.27  (a) Sublease Agreement between FlashNet and AST Research, Inc., dated
            March 1, 1999.

 21.1   (a) Subsidiaries of FlashNet.

 23.1   (c) Consent of Deloitte & Touche LLP

 23.2   (c) Consent of Ernst & Young LLP

 24.1   (a) Power of Attorney (see page II-7).

 27.1   (c) Financial Data Schedule.

--------
(a) Previously filed as an exhibit to FlashNet's Registration Statement on Form S-1 (File No. 333-69277), and incorporated by reference herein.
(b) Previously filed as an exhibit to FlashNet's Registration Statement on Form S-1 (File No. 333-69277), and incorporated by reference herein. Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.
(c)  Filed herewith.
(d) Previously filed as Exhibit 2.3 to Prodigy Communications Corporation's December 31, 1999 Form 10-K, and incorporated by reference herein.

(B)  REPORTS ON FORM 8-K.

  There were no reports on Form 8-K filed during the quarter ended December 31, 1999.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 30th day of March, 1999.

                                          Flashnet Communications, Inc.

                                          By:    /s/ Michael Scott Leslie
                                             ----------------------------------
                                                    Michael Scott Leslie
                                                 President, Chief Executive
                                                    Officer and Director

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

     /s/ Michael Scott Leslie          President, Chief Executive   March 30, 2000
______________________________________  Officer and Director
         Michael Scott Leslie

      /s/ Russell A. Wiseman           Executive Vice President     March 30, 2000
______________________________________  and Chief Operating
          Russell A. Wiseman            Officer

        /s/ Andrew N. Jent             Executive Vice President,    March 30, 2000
______________________________________  Chief Financial Officer
            Andrew N. Jent              and Secretary

       /s/ J. William Young            Controller                   March 30, 2000
______________________________________
           J. William Young

     /s/ Albert Lee Thurburn           Director                     March 30, 2000
______________________________________
         Albert Lee Thurburn

       /s/ James B. Francis            Director                     March 30, 2000
______________________________________
           James B. Francis

      /s/ John B. Kleinheinz           Director                     March 30, 2000
______________________________________
          John B. Kleinheinz

      /s/ Kevin A. Stadtler            Director                     March 30, 2000
______________________________________
          Kevin A. Stadtler

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

  Three years ended December 31, 1999, 1998 and 1997
  Report of Independent Auditors............................................ F-2
  Independent Auditor's Report.............................................. F-3
  Consolidated Balance Sheets............................................... F-4
  Consolidated Statements of Operations..................................... F-5
  Consolidated Statements of Cash Flows..................................... F-6
  Consolidated Statements of Shareholders' Equity (Deficit)................. F-7
  Notes to Financial Statements............................................. F-8

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
FlashNet Communications, Inc.

We have audited the accompanying consolidated balance sheet of FlashNet Communications, Inc. as of December 31, 1999, and the related consolidated statements of operations, cash flows, and shareholders' equity/(deficit) for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of FlashNet Communications, Inc. at December 31, 1999, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that FlashNet Communications, Inc. will continue as a going concern. As more fully described in Note 1, the Company has incurred significant operating losses and has a working capital deficiency. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                          Ernst & Young LLP

Fort Worth, Texas
March 3, 2000

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Shareholders of FlashNet Communications, Inc.

We have audited the accompanying consolidated balance sheet of FlashNet Communications, Inc. (the "Company") and subsidiaries as of December 31, 1998, and the related consolidated statements of operations, shareholders' deficit and cash flows for the years ended December 31, 1997 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 1998, and the results of their operations and their cash flows for the years ended December 31, 1997 and 1998 in conformity with generally accepted accounting principles.

Deloitte & Touche LLP
Fort Worth, Texas
February 23, 1999 (March 11,
1999 as to the last
paragraph in Note 12)

                         FLASHNET COMMUNICATIONS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                       December 31, December 31,
                                                           1998         1999
                                                       ------------ ------------
                       ASSETS
Current assets:
  Cash and cash equivalents..........................   $1,038,000  $ 7,045,000
  Note receivable....................................          --       700,000
  Accounts receivable, net of allowance for doubtful
   accounts of $28,000 and $181,000 in 1998 and 1999,
   respectively......................................      391,000    4,393,000
  Prepaid expenses...................................      740,000    2,661,000
  Other current assets...............................      551,000      904,000
                                                        ----------  -----------
    Total current assets.............................    2,720,000   15,703,000
Property and equipment, net..........................    6,821,000   17,783,000
Software licenses, net of accumulated amortization of
 $68,000 and $270,000 in 1998 and 1999,
 respectively........................................        6,000      338,000
Customer hardware, net of accumulated amortization of
 $1,458,000..........................................          --     5,579,000
Other assets.........................................      186,000      182,000
                                                        ----------  -----------
    Total............................................   $9,733,000  $39,585,000
                                                        ==========  ===========
   LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Note payable.......................................   $4,834,000  $       --
  Trade accounts payable.............................    5,335,000    8,162,000
  Accrued payroll and related expenses...............      535,000      913,000
  Other accrued expenses.............................      438,000    1,100,000
  Current portion of capital lease obligations.......    1,824,000    4,129,000
  Current portion of convertible notes payable.......      186,000          --
  Deferred revenue...................................   12,325,000   10,215,000
                                                        ----------  -----------
    Total current liabilities........................   25,477,000   24,519,000
Capital lease obligations, net of current portion....       52,000    5,410,000
                                                        ----------  -----------
    Total liabilities................................   25,529,000   29,929,000
Commitments and contingencies (Note 7)

Redeemable Series A Preferred Stock, $1.00 par
 value; 1,375,000 shares authorized, 1,364,085 and
 none issued and outstanding, respectively.........    7,911,000           --
Shareholders' equity (deficit):
  Common stock, no par value, 50,000,000 shares
   authorized, 5,528,868 and 14,307,694 issued and
   outstanding, respectively.......................    3,444,000    68,776,000
  Additional paid-in capital, stock options........          --      1,909,000
  Unearned compensation............................          --     (1,427,000)
  Warrants to purchase common stock................    3,704,000     3,330,000
  Accumulated deficit..............................  (30,855,000)  (62,932,000)
                                                    ------------  ------------
    Total shareholders' equity (deficit)...........  (23,707,000)    9,656,000
                                                    ------------  ------------
    Total.......................................... $  9,733,000  $ 39,585,000
                                                    ============  ============

                 See notes to consolidated financial statements

                         FLASHNET COMMUNICATIONS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                            Years Ended December 31,
                                     ----------------------------------------
                                         1997          1998          1999
                                     ------------  ------------  ------------
Revenues:
  Consumer access services.......... $ 11,942,000  $ 21,979,000  $ 31,104,000
  Business services.................      571,000     1,597,000     2,079,000
  Shipping revenues.................          --            --      2,374,000
  Set-up fees and other.............    5,024,000     3,316,000     4,694,000
                                     ------------  ------------  ------------
    Total...........................   17,537,000    26,892,000    40,251,000
                                     ------------  ------------  ------------
Operating costs and expenses:
  Cost of services..................    8,215,000    11,797,000    16,791,000
  Amortization of customer
   hardware.........................          --            --      1,537,000
  Loss on customer hardware.........          --            --      1,581,000
  Cost of shipping..................          --            --      1,995,000
  Cost of other revenues............      799,000       349,000     1,973,000
  Sales and marketing...............   10,300,000     8,202,000    20,967,000
  General and administrative........    3,453,000     5,268,000    10,330,000
  Operations and customer support...    3,683,000     6,016,000    10,453,000
  Depreciation and amortization.....    2,061,000     3,069,000     5,094,000
                                     ------------  ------------  ------------
    Total...........................   28,511,000    34,701,000    70,721,000
                                     ------------  ------------  ------------
Loss from operations................  (10,974,000)   (7,809,000)  (30,470,000)
Interest expense....................     (735,000)   (2,529,000)   (1,274,000)
Interest and other income...........       21,000        73,000     1,371,000
                                     ------------  ------------  ------------
Loss before extraordinary item......  (11,688,000)  (10,265,000)  (30,373,000)
Extraordinary item--loss on early
 extinguishment of debt.............          --            --     (1,656,000)
                                     ------------  ------------  ------------
Net loss............................  (11,688,000)  (10,265,000)  (32,029,000)
Deemed distributions and accretion
 on redeemable preferred stock......          --     (2,741,000)      (48,000)
                                     ------------  ------------  ------------
Net loss attributable to common
 shareholders....................... $(11,688,000) $(13,006,000) $(32,077,000)
                                     ============  ============  ============
Net loss per share, basic and
 diluted:
  Loss before extraordinary item.... $      (2.15) $      (2.36) $      (2.46)
  Extraordinary item................          --            --          (0.13)
                                     ------------  ------------  ------------
Net loss............................ $      (2.15) $      (2.36) $      (2.59)
                                     ============  ============  ============
Weighted average shares, basic and
 diluted............................    5,449,000     5,505,000    12,370,000
                                     ============  ============  ============

                 See notes to consolidated financial statements

                         FLASHNET COMMUNICATIONS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             Years Ended December 31,
                                      ----------------------------------------
                                          1997          1998          1999
                                      ------------  ------------  ------------
Operating activities:
 Net loss............................ $(11,688,000) $(10,265,000) $(32,029,000)
 Adjustments to reconcile net loss to
  net cash provided (used) by
  operating activities:
  Extraordinary loss.................          --            --      1,656,000
  Depreciation.......................    2,040,000     3,010,000     4,796,000
  Loss on customer hardware..........          --            --      1,581,000
  Amortization of customer hardware..          --            --      1,537,000
  Amortization of debt discount and
   other.............................      236,000     1,951,000       650,000
  Stock based compensation expense...          --            --        381,000
  Provision for allowance for
   doubtful accounts.................      100,000        21,000       197,000
  (Gain) loss on sale of equipment...       12,000           --        (66,000)
  Changes in assets and liabilities:
   (Increase) decrease in accounts
    receivable.......................     (283,000)       82,000    (4,199,000)
   Increase in prepaid expenses and
    other current assets.............     (254,000)     (991,000)   (2,500,000)
   Increase in customer hardware.....          --            --     (8,571,000)
   Increase (decrease) in accounts
    payable and and accrued
    liabilities......................    4,827,000      (816,000)    3,764,000
   Increase (decrease) in deferred
    revenue..........................    6,352,000     1,779,000    (2,110,000)
                                      ------------  ------------  ------------
    Net cash provided (used) by
     operating activities............    1,342,000    (5,229,000)  (34,913,000)
                                      ------------  ------------  ------------
Investing activities:
 Increase in note receivable.........          --            --       (700,000)
 Purchases of property and
  equipment..........................   (4,664,000)   (1,435,000)   (7,829,000)
 Purchases of software and other
  assets.............................          --        (10,000)     (625,000)
 Proceeds from sale of equipment.....      203,000           --      2,910,000
                                      ------------  ------------  ------------
    Net cash used in investing
     activities......................   (4,461,000)   (1,445,000)   (6,244,000)
                                      ------------  ------------  ------------
Financing activities:
 Proceeds from initial public
  offering, net......................          --            --     56,302,000
 Proceeds from issuances of notes
  payable............................    6,500,000           --      5,000,000
 Proceeds from issuance of preferred
  stock..............................          --      7,802,000           --
 Proceeds from employee stock
  purchase plan and exercise of stock
  options............................          --            --        496,000
 Principal payments under notes
  payable............................      (27,000)     (109,000)  (11,500,000)
 Principal payments under capital
  lease obligations..................   (1,921,000)   (1,551,000)   (3,134,000)
                                      ------------  ------------  ------------
    Net cash provided by financing
     activities......................    4,552,000     6,142,000    47,164,000
                                      ------------  ------------  ------------
Net increase (decrease) in cash and
 cash equivalents....................    1,433,000      (532,000)    6,007,000
Cash and cash equivalents, beginning
 of period...........................      137,000     1,570,000     1,038,000
                                      ------------  ------------  ------------
Cash and cash equivalents, end of
 period.............................. $  1,570,000  $  1,038,000  $  7,045,000
                                      ============  ============  ============

                 See notes to consolidated financial statements

                         FLASHNET COMMUNICATIONS, INC.

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                                                 Additional
                                                  Paid in                 Warrants to                    Total
                               Common Stock       Capital-                 Purchase                  Shareholders'
                          ----------------------   Stock      Unearned      Common     Accumulated      Equity
                            Shares     Amount     Options   Compensation     Stock       Deficit       (Deficit)
                          ---------- ----------- ---------- ------------  -----------  ------------  -------------
Balance, December 31,
 1996...................   5,420,919 $   462,000 $      --  $       --    $  424,000   $ (6,161,000)  $(5,275,000)
Conversion of notes
 payable................      66,300     195,000        --          --           --             --        195,000
Warrants retired........         --       45,000        --          --       (45,000)           --            --
Issuance of warrants....         --          --         --          --     3,332,000            --      3,332,000
Net loss................         --          --         --          --           --     (11,688,000)  (11,688,000)
                          ---------- ----------- ---------- -----------   ----------   ------------   -----------
Balance, December 31,
 1997...................   5,487,219     702,000        --          --     3,711,000    (17,849,000)  (13,436,000)
Conversion of notes
 payable................      34,679     102,000        --          --           --             --        102,000
Exercise of warrants....       6,970       7,000        --          --        (7,000)           --            --
Deemed distribution
 related to issuance of
 redeemable preferred
 stock..................         --    2,633,000        --          --           --      (2,633,000)          --
Accretion of discount
 related to redeemable
 preferred stock........         --          --         --          --           --        (108,000)     (108,000)
Net loss................         --          --         --          --           --     (10,265,000)  (10,265,000)
                          ---------- ----------- ---------- -----------   ----------   ------------   -----------
Balance, December 31,
 1998...................   5,528,868   3,444,000        --          --     3,704,000    (30,855,000)  (23,707,000)
Shares issued with
 initial public
 offering...............   3,625,000  56,302,000        --          --           --             --     56,302,000
Conversion of Redeemable
 Series A preferred
 stock..................   4,637,889   7,959,000        --          --           --             --      7,959,000
Conversion of notes
 payable................      68,235     201,000        --          --           --             --        201,000
Exercise of warrants....     349,877     374,000        --          --      (374,000)           --            --
Employee stock purchase
 plan and exercise of
 stock options..........      97,825     496,000        --          --           --             --        496,000
Accretion of discount
 related to redeemable
 preferred stock........         --          --         --          --           --         (48,000)      (48,000)
Compensatory stock
 option grants and
 amortization...........         --          --   1,909,000  (1,427,000)         --             --        482,000
Net loss................         --          --         --          --           --     (32,029,000)  (32,029,000)
                          ---------- ----------- ---------- -----------   ----------   ------------   -----------
Balance, December 31,
 1999...................  14,307,694 $68,776,000 $1,909,000 $(1,427,000)  $3,330,000   $(62,932,000)  $ 9,656,000
                          ========== =========== ========== ===========   ==========   ============   ===========


                 See notes to consolidated financial statements

                         FLASHNET COMMUNICATIONS, INC.

                         NOTES TO FINANCIAL STATEMENTS

1. Nature of Operations and Summary of Significant Accounting Policies

 General

  FlashNet Communications, Inc. and its wholly-owned subsidiary, FlashNet Marketing, Inc. ("FlashNet Marketing") (collectively referred to as the "Company") were organized on September 25, 1995 and June 16, 1997, respectively. The Company is a nationwide provider of consumer internet access services and business services through a national network. FlashNet Marketing is a marketing organization designed to increase utilization of the Company's services through customer incentive marketing programs.

Going Concern

  The Company has experienced significant operating losses since inception, a working capital deficiency exists and it expects that it will continue to incur net losses. The Company's operations are subject to certain risks and uncertainties including, among others: (i) risks associated with technology and regulatory trends; (ii) evolving industry standards; (iii) dependence on its network infrastructure and suppliers; (iv) growth and acquisitions; (v) actual and prospective competition by entities with greater financial and other resources; and (vi) the development of the Internet market. There can be no assurance that the Company will be successful in achieving or sustaining profitability and positive cash flow in the future.

  The merger agreement with Prodigy Communications Corporation (see Note 13 for further discussion) requires the Company to maintain its basic infrastructure. As a result, the Company has conducted its operations in a manner generally consistent with its historical practices (except curtailing certain aspects of its sales and marketing efforts) and has not sought additional financing. The Company will be required to seek additional financing sufficient to meet its working capital needs for fiscal 2000 if the merger with Prodigy is not consummated. Based on the Company's recent efforts to raise capital, management has determined that it most likely cannot raise additional capital or financing on reasonable terms. If the merger is not consummated, management could be forced to make significant reductions in its headcount and expenditure levels, and would most likely be forced to raise capital, if obtainable, on unfavorable terms. The Company has no contingency plans presently in place should the merger with Prodigy fail to occur. Given that no assurance can be made that the merger with Prodigy will be consummated or additional financing can be obtained, substantial doubt exists about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or liabilities that may result from the outcome of these uncertainties.

 Stock Split

  During February 1999, the Company's Board of Directors and shareholders approved a change in the number of authorized shares of common stock to 50,000,000, and approved a 3.4-to-1 stock split. Such change in authorized shares and stock split became effective March 11, 1999.

 Management Estimates

  In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and revenues and expenses for the period. Actual results could differ significantly from those estimates.

 Consolidation

  All significant intercompany balances and transactions have been eliminated in consolidation.

                         FLASHNET COMMUNICATIONS, INC.

 Cash and Cash Equivalents

  The Company considers all short-term, highly liquid investments with an original maturity date of three months or less at date of purchase to be cash equivalents. Cash and cash equivalents are stated at cost, which approximates fair value.

 Credit Risk

  The Company's accounts receivable potentially subject the Company to credit risk, as collateral is generally not required. The Company's risk of loss is limited due to advance billings to customers for services, the use of preapproved charges to customer credit cards (approximately $4 million is due from one credit card processor at December 31, 1999) and the ability to terminate access on delinquent accounts. The large number of customers comprising the customer base mitigates the concentration of credit risk.

 Note Receivable

  During the third quarter of 1999, the Company funded a $0.7 million note receivable to a public telecommunications service company. The note bears interest at 12% per annum and matures in April 2000. The note receivable is convertible, at the option of the Company, into common stock of the telecommunications service company.

 Property and Equipment

  Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful life of five years for customer network equipment, three years for internal network equipment and two years for software. Leasehold improvements are amortized over the shorter of the term of the related lease or the estimated useful lives of the assets.

 Equipment Under Capital Lease

  The Company leases certain of its data communications equipment and other fixed assets under capital lease agreements. The assets and liabilities under capital leases are recorded at the lesser of the present value of aggregate future minimum lease payments, or the fair value of the assets under lease. Assets under these capital leases are depreciated over the shorter of the term of the related lease (generally 36 to 48 months) or the useful life of the asset.

 Supplemental Disclosure Of Cash Flow Information

                                                  Years Ended December 31,
                                               -------------------------------
                                                 1997      1998       1999
                                               -------- ---------- -----------
   Cash paid for interest..................... $512,000 $  637,000 $   926,000
   Equipment acquired under capital leases....  859,000        --   10,771,000
   Deemed distributions and accretion on
    redeemable preferred stock................      --   2,741,000      48,000

 Long-Lived Assets

  The Company periodically evaluates the recoverability of its long-lived assets and would recognize impairment of long-lived assets in the event the net book value of such assets exceeds the estimated fair value of such assets. No such impairments have been identified to date. The Company assesses the impairment of long-lived assets when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

                         FLASHNET COMMUNICATIONS, INC.

 Revenue Recognition

  Amounts received upon the sale or renewal of prepaid annual and monthly business and consumer subscriptions are recorded as deferred revenue through a 30-day money back cancellation period and then amortized over the remaining period in which service is provided. Annual business and consumer subscribers canceling after the initial 30-day period are assessed a $50 cancellation fee. Distributor sign-up and renewal fees are also recorded as deferred revenue and amortized over the life of the related agreements. Revenue from the sale of merchandise and hardware without bundled internet access is recognized immediately upon the shipment of the merchandise. Consulting services have been provided from time to time on a limited basis by the Company on both a fixed fee and a time-and-materials basis and are recognized as the services are performed. Consulting revenue for the years ended December 31, 1997, 1998 and 1999 was $1.0 million, $0 and $0, respectively. Advertising revenues, all of which must be paid in cash by the customer, are recognized as advertising services are provided. During the quarter ended June 30, 1999, the Company began providing subscribers a bundled service offering combining Internet access with a computer in exchange for a 2 or 3 year contractual commitment payable on a monthly basis. Related revenue is recognized on a monthly basis subject to deferral through a 30-day money back cancellation period. Shipping revenues are derived primarily from the shipment of refurbished or new personal computers issued in connection with the Company's new bundled service offering. Shipping fees are non-refundable and are recognized as the personal computers are shipped.

 Cost of Revenues

  Cost of services consist primarily of the monthly costs of telecommunications facilities necessary to provide subscriber services and is recognized as incurred. Cost of other revenues include costs of installation, software, premium support costs, cost of merchandise sold and the cost of user guides and other materials for representatives and distributors and are recognized as incurred. New customer bonuses paid to distributors and continuing residual commission expenses are expensed as incurred.

 Customer Hardware

  In connection with the bundled service offering, the Company contracted with vendors for the purchase of both new and refurbished personal computers ("PCs"). The costs of the PCs are capitalized as customer hardware and amortized over the term of the contracts, with the amortization rate adjusted for estimates for non-recoverability of equipment and uncollectible balances on cancelled contracts. Amortization expense for the year ended December 31, 1999 was approximately $1.5 million. Net capitalized costs are reviewed periodically for recoverability of balances on cancelled contracts.

 Advertising Costs

  The Company expenses all advertising costs as incurred. Advertising expense for the years ended December 31, 1997, 1998 and 1999 was $7.5 million, $5.8 million and $12.0 million, respectively.

 Common Stock-Based Compensation

  The Company accounts for its employee stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25 ("APB No. 25") and provides pro forma disclosures in the notes to the financial statements, as if the measurement provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," had been adopted. The Company has adopted SFAS No. 123 for stock based compensation related to nonemployees.

                         FLASHNET COMMUNICATIONS, INC.

 Net Loss Per Share

  Share and per share amounts have been adjusted retroactively for the 3.4-to-1 stock split which was approved in February 1999 and became effective March 11, 1999. Basic loss per share is computed using the weighted average number of common shares outstanding. Options, warrants and convertible securities, as applicable at December 31, 1997, 1998 and 1999 are not included in the computation of diluted loss per share as the effects would be antidilutive.

 Source of Supplies

  The Company relies on local telephone companies and other companies to provide data communications capacity. Although management believes alternative telecommunications facilities could be found in a timely manner, any disruption of these services could have an adverse effect on operating results.

  The Company attempts to maintain multiple vendors for its modems, terminal servers and high-performance routers, which are important components of its network. If the suppliers are unable to meet the Company's needs as it expands its network infrastructure, the Company may experience delays and increased costs, which would adversely affect operating results.

 Recent Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 1999. In June 1999, the FASB issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133". The Statement defers for one year the effective date of SFAS No. 133. As the Company does not have any derivative instruments or hedging transactions, adoption of SFAS No. 133 is not anticipated to have any effect on the consolidated financial statements.

 Reclassification

  Certain reclassifications have been made to prior period amounts to conform to the 1999 presentation.

2. Property and Equipment

  Property and equipment consist of the following:

                                                           December 31,
                                                      ------------------------
                                                         1998         1999
                                                      -----------  -----------
   Data communications equipment..................... $10,922,000  $19,741,000
   Office and other equipment........................   1,090,000    4,914,000
   Purchased software................................     361,000    2,969,000
                                                      -----------  -----------
                                                       12,373,000   27,624,000
   Less accumulated depreciation and amortization....  (5,552,000)  (9,841,000)
                                                      -----------  -----------
                                                      $ 6,821,000  $17,783,000
                                                      ===========  ===========

  Property and equipment includes $4.7 million and $15.5 million of data communications equipment under capital leases at December 31, 1998 and 1999, respectively. Depreciation expense charged to operations was $2.0 million, $3.0 million and $4.8 million in the years ended December 31, 1997, 1998 and 1999, respectively, including amortization of property under capital leases.

                         FLASHNET COMMUNICATIONS, INC.

3. Capital Lease Obligations

  The Company has entered into capital leases for new data communications equipment and software. The Company's capital lease obligations are generally payable in 36 to 48 monthly installments from the dates of purchase and include bargain purchase options at the end of the lease term.

  Future minimum lease payments under capital leases at December 31, 1999 are as follows:

   2000............................................................ $ 5,025,000
   2001............................................................   3,395,000
   2002............................................................   2,460,000
   2003............................................................     156,000
                                                                    -----------
   Total minimum lease payments....................................  11,036,000
   Less amounts representing interest and approximately $68,000 of
    unamortized value attributed to warrants (see Note 6)..........   1,497,000
                                                                    -----------
   Present value of future minimum lease payments..................   9,539,000
   Less current portion............................................   4,129,000
                                                                    -----------
                                                                    $ 5,410,000
                                                                    ===========

  In October 1999, the Company sold data communications equipment for $5.5 million. Such equipment was then leased back from a major financial services company with a stated period of 36 months. The resulting leases are being accounted for as capital leases. No gains or losses resulted from these sale/leaseback transactions. Future minimum lease payments under these sale/leasebacks are as follows (such amounts are included in minimum lease payments in the table above):

   2000............................................................. $2,259,000
   2001.............................................................  2,303,000
   2002.............................................................  1,778,000
                                                                     ----------
   Total minimum lease payments..................................... $6,340,000
                                                                     ==========

4. Convertible Notes Payable

  During 1996, the Company issued units of convertible notes payable totaling $0.6 million which were convertible into 215,900 shares of common stock. In addition, the Company issued stock warrants exercisable at $0.003 per share for 177,038 shares of common stock, which were assigned a value of $0.2 million. The remaining principal balance of the notes was due in July 1999 and bore 12% annual interest, payable quarterly. At December 31, 1998, the notes payable were presented net of approximately $16,000 in unamortized discount. During 1999, the outstanding balance of the notes payable was converted at $2.94 per share, into an aggregate of 68,235 shares of the Company's common stock. The outstanding stock warrants representing 170,068 shares of common stock were also exercised during 1999.

5. Notes Payable

  In January 1999, the Company entered into a $5.0 million term loan agreement with Goldman Sachs Credit Partners L. P. ("Goldman Sachs"). The term loan's stated maturity was January 15, 2000, bore interest at 13%, was subject to a repayment fee of 1.13% to 4.50% of the repaid principal and was secured by a second lien on the Company's assets. As part of this financing, a Goldman Sachs affiliate obtained the right to acquire

                         FLASHNET COMMUNICATIONS, INC.

within 180 days of the consummation of an initial public offering up to $5.0 million of the Company's common stock at the initial public offering price. Goldman Sachs did not exercise its right to acquire the Company's common stock.

  In December 1997, the Company issued a $6.5 million Secured Promisory Note to Ascend Communications, Inc. ("Ascend Note"). Warrants initially exercisable at $0.003 per share for 1,360,000 shares of the Company's common stock were issued as part of the agreement and were assigned a value of $3.3 million (see Note
6). Substantially all of the Company's assets served as collateral for the Ascend Note. The principal balance of the Ascend Note was due and payable at the earlier of December 28, 1999 or the effective date of a defined initial public offering by the Company providing gross proceeds in excess of $12.0 million or a change of control. Interest accrued at 6.0% per annum and was payable monthly. At December 31, 1998, the principal balance outstanding was $6.5 million and was presented net of approximately $1.7 million in unamortized discount.

  The Company repaid both the Goldman Sachs note and Ascend Note in March 1999 with proceeds from the initial public offering. As a result, the Company recognized an extraordinary loss from early extinguishment of debt of $1.7 million comprised primarily of unamortized discount at the time of extinguishment.

6. Capital Stock

  At December 31, 1999, the Company has reserved shares of common stock for issuance as follows:

                                                                        Shares
                                                                       ---------
   Warrants........................................................... 1,360,000
   Stock options...................................................... 4,164,705
                                                                       ---------
                                                                       5,524,705
                                                                       =========

 Initial Public Offering

  On March 16, 1999, the Company effected its initial public offering ("IPO"). The IPO consisted of 3,450,000 shares of Common Stock issued at $17.00 per share. Concurrently with the IPO, the Company sold an additional 175,000 shares of Common Stock to SBC Communications Inc. at $17.00 per share. Net proceeds to the Company were approximately $56.3 million.

 Redeemable Convertible Preferred Stock

  In May and August 1998, the Company issued a total of 1,364,085 shares of its redeemable Series A Convertible Preferred Stock to investors including among others, affiliates of certain directors, for $8.3 million and incurred stock issuance costs of $0.5 million. Each share of Preferred Stock was convertible into 3.4 shares of the Company's common stock. The Company has recorded dividends in 1998 of $2.6 million for the deemed difference on the date of issuance between the issuance price of the Preferred Stock and the fair value of the common stock into which the Preferred Stock was convertible. Accretion of stock issuance costs was $107,000 and $48,000 for the years ended December 31, 1998 and 1999, respectively. Effective with the IPO in March 1999, the outstanding preferred stock was automatically converted into 4,637,889 shares of the Company's common stock.

 Warrants

  During 1996, the Company entered into an agreement to issue warrants to purchase shares of common stock at $0.003 per share in connection with a lease line for equipment. The 179,809 warrants were assigned a value of $249,000. The warrants were exercised in July 1999. Warrants issued with the Ascend Note are currently exercisable at $0.003 per share for 1,360,000 shares through March 16, 2004.

                         FLASHNET COMMUNICATIONS, INC.

 Stock Options

  During 1997, the Company adopted a Stock Incentive Plan (the "Plan"). The Plan provides for the issuance of incentive and non-qualified stock options to key employees and directors of the Company. The Board of Directors increased the number of shares of common stock authorized and reserved for issuance under the 1997 Stock Incentive Plan to 1,327,230 shares in 1999. As of December 31, 1999, options to purchase 368,062 shares of common stock remained available for grant under the Plan. Options vest over periods ranging from 1 to 5 years and generally expire 10 years from date of grant. Stock option activity from January 1, 1997 through December 31, 1999 is summarized by the following (adjusted for the 3.4-to-1 stock split occurring in February 1999):

                                                                  Exercisable
                                                                ----------------
                                                       Weighted         Weighted
                                              Number   Average  Number  Average
                                                of     Exercise   of    Exercise
                                             Options    Price   Options  Price
                                             --------  -------- ------- --------
   January 1, 1997..........................   53,550   $ 0.97  17,000   $0.79
     Granted................................   88,230     1.81     --      --
     Cancelled..............................  (20,400)    0.90     --      --
                                             --------
   December 31, 1997........................  121,380     1.59  64,090    1.16
     Granted................................  657,424     5.41     --      --
     Cancelled.............................. (160,820)    1.87     --      --
                                             --------
   December 31, 1998........................  617,984     5.58  74,970    3.11
     Granted................................  662,442    11.26     --      --
     Exercised..............................  (81,320)    3.21     --      --
     Cancelled.............................. (239,938)   11.53     --      --
                                             --------
   December 31, 1999........................  959,168     8.41  18,928    2.35
                                             ========

  Options outstanding as of December 31, 1999 are as follows:

                                                       Weighted  Weighted
                              Ranges of                Average   Average
                               Exercise     Options    Years to  Exercise  Currently
                                Price     Outstanding Expiration  Price   Exercisable
                             ------------ ----------- ---------- -------- -----------
   Options issued at market
    price..................   $2.35-8.82    595,241      9.34     $ 5.87    18,928
                             $17.00-30.00   197,004      9.45      18.01       --
   Options issued below
    market price...........   $5.88-8.82    166,923      9.18       6.16       --
                                            -------                         ------
                                            959,168                         18,928
                                            =======                         ======

  During January 1999, options to purchase 150,943 and 15,980 shares of common stock at $5.88 per share and $8.82 per share, respectively, were granted to officers, directors, and employees under the Plan. In conjunction with these grants, the Company recognized unearned compensation expense of $1.8 million for the difference between the total exercise price and fair market value of the common stock. This expense is being amortized over the vesting periods ranging from 3 to 5 years from the date of grant. Compensation expense for the year ended December 31, 1999 related to these grants was $0.4 million.

                         FLASHNET COMMUNICATIONS, INC.

  The Company applies the provisions of APB No. 25 and related interpretations in accounting for its stock options. Accordingly, compensation cost has been recognized only to the extent the exercise price assigned to the options at the dates of grant were less than the estimated fair market value of the common stock at the grant dates. Had compensation cost for the Company's stock options been determined based on the fair value at the grant dates for awards consistent with the method prescribed by SFAS No. 123, the Company's pro-forma net loss and net loss per share would have been as follows:

                                           Years Ended December 31,
                                    ----------------------------------------
                                        1997          1998          1999
                                    ------------  ------------  ------------
   Net loss attributable to common
    shareholders:
     Actual........................ $(11,688,000) $(13,006,000) $(32,077,000)
     Pro-forma..................... $(11,710,000) $(13,034,000) $(32,807,000)
   Basic and diluted loss per
    share:
     Actual........................ $      (2.15) $      (2.36) $      (2.59)
     Pro-forma..................... $      (2.15) $      (2.37) $      (2.65)

  The weighted average fair value of options granted at market price during 1997, 1998 and 1999 was estimated at $0.56, $2.62 and $8.63 per share, respectively. The weighted average fair value of options granted below market price during 1999 was estimated at $14.11 per share. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for the grants: risk-free interest rates of 6.00% in 1997, 5.00% in 1998 and 6.00% in 1999, dividend yield of 0%, expected lives of three years in 1997, 1998 and 1999 and expected volatility of 1.1 in 1999. There was no expected volatility in 1998 and 1997 because the Company's stock was not publicly traded.

  Black-Scholes option valuation models are used in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock-price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

 Employee Stock Discount Purchase Plan

  Effective with the IPO, the Company adopted an Employee Stock Discount Purchase Plan (the "Stock Purchase Plan"). The Stock Purchase Plan is intended to give employees a convenient means of purchasing shares of Common Stock through payroll deductions. The Stock Purchase Plan is open to all employees of the Company. Each participating employee's contributions will be used to purchase shares for the employee's share account as promptly as practicable after each calendar quarter. The cost per share will be 85% of the lower of the closing price of the Company's Common Stock on the Nasdaq National Market on the first or the last day of the calendar quarter. The Company has reserved 340,000 shares of Common Stock for issuance under the Stock Purchase Plan.

                         FLASHNET COMMUNICATIONS, INC.

7. Commitments and Contingencies

 Commitments

  Guaranteed monthly levels of telecommunication services with certain of the Company's telecommunication vendors at December 31, 1999 aggregate to the following annual amounts:

     Year Ending
     December 31,
     ------------
     2000............................................................ $1,141,000
     2001............................................................  1,051,000
     2002............................................................    676,000
                                                                      ----------
                                                                      $2,868,000
                                                                      ==========

  The Company leases certain of its facilities under non-cancelable operating leases expiring in various years through 2009. Total rent expense for all operating leases amounted to $1,806,000, $1,560,000 and $2,268,000 in the years ended December 31, 1997, 1998 and 1999, respectively.

  Future minimum lease payments under non-cancelable operating leases as of December 31, 1999 are as follows:

     Year Ending
     December 31,
     ------------
     2000............................................................ $1,707,000
     2001............................................................    925,000
     2002............................................................    657,000
     2003............................................................    540,000
     2004............................................................    540,000
     Thereafter......................................................  2,010,000
                                                                      ----------
                                                                      $6,379,000
                                                                      ==========

 Contingencies

  The Company is subject to certain claims and legal proceedings that arise in the ordinary course of its business activities. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be decided unfavorably to the Company. Management believes that any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on the financial condition, operating results or cash flows of the Company.

                         FLASHNET COMMUNICATIONS, INC.

8. Income Taxes

  No provision for income taxes has been recognized as the Company incurred net operating losses for income tax purposes.

  Deferred tax assets and liabilities consist of:

                                                             December 31,
                                                        -----------------------
                                                           1998        1999
                                                        ----------  -----------
   Net operating loss carryforwards.................... $8,100,000  $18,662,000
   Deferred revenue....................................        --       518,000
   Book depreciation in excess of tax..................    450,000      148,000
   Other...............................................    100,000      410,000
                                                        ----------  -----------
     Total deferred tax assets.........................  8,650,000   19,738,000
   Deferred tax liabilities............................        --           --
                                                        ----------  -----------
   Net deferred tax asset..............................  8,650,000   19,738,000
   Valuation allowance................................. (8,650,000) (19,738,000)
                                                        ----------  -----------
                                                        $      --   $       --
                                                        ==========  ===========

  The Company has provided a valuation allowance for net deferred tax assets, as it is more likely than not that these assets will not be realized.

  At December 31, 1999, the Company has net operating loss carryforwards of approximately $50.4 million for income tax purposes. These net operating loss carryforwards begin to expire in 2013 and may be limited in their use due to significant changes in the Company's ownership in prior years. The differences between the Company's effective tax rate and the federal statutory rate of 34% are as follows:

                                                             Years Ended
                                                             December 31,
                                                            ------------------
                                                            1997   1998   1999
                                                            ----   ----   ----
   Income tax benefit at statutory rate.................... (34)%  (34)%  (34)%
   State tax benefit, net of federal benefit...............  (3)    (3)    (3)
   Valuation allowance.....................................  37     37     35
   Other...................................................  --     --      2
                                                            ---    ---    ---
   Total income tax expense................................  --%    --%    --%
                                                            ===    ===    ===

9. Employee Savings Plan

  During 1997, the Company began sponsoring an employee savings plan under
Section 401(k) of the Internal Revenue Code. The plan does not provide for Company contributions.

10. Fair Value of Instruments

  The Company has estimated the fair value of financial instruments as of December 31, 1998 and 1999. The estimated fair value amounts are determined by using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

                         FLASHNET COMMUNICATIONS, INC.

  The Company's financial instruments include accounts receivable, note receivable, accounts payable, notes payable and capital lease obligations. The Company has estimated that the carrying amount of accounts receivable, note receivable and accounts payable approximates fair value due to the short-term maturities of these instruments.

  The Company's notes payable and capital lease obligations bear fixed interest rates and are privately placed with unique terms and no active market. The fair value of such financial instruments was determined by discounting future cash flows at current market yields, which were determined based on the market yields for similar instruments with similar terms. The following is a summary of both the carrying values and estimated fair values of such instruments.

                                                   December 31,
                                    -------------------------------------------
                                            1998                  1999
                                    --------------------- ---------------------
                                    Historical            Historical
                                     Carrying  Estimated   Carrying  Estimated
                                      Amount   Fair Value   Amount   Fair Value
                                    ---------- ---------- ---------- ----------
   Convertible note payable........ $  186,000 $  217,000 $      --  $      --
   Note payable....................  4,834,000  5,092,000        --         --
   Capital lease obligations.......  1,876,000  1,876,000  9,539,000  9,266,000

11. Valuation and Qualifying Accounts

  The following table sets forth activity in the Company's reserve accounts:

                                        Beginning Charges to            End of
   Allowance for Doubtful Accounts      of Period Operations Deductions Period
   -------------------------------      --------- ---------- ---------- -------
   Year ended December 31, 1997........  $28,000   $100,000   $93,000   $35,000
   Year ended December 31, 1998........   35,000     21,000    28,000    28,000
   Year ended December 31, 1999........   28,000    197,000    44,000   181,000

12. Loss on Customer Hardware

  During the fourth quarter, the Company filed a lawsuit against one of its providers of refurbished computers due to a dispute regarding the magnitude of reimbursement for returned computers. The Company believed that returns of computers related to cancelled service agreements were the financial responsibility of the provider and that all returns of refurbished computers would be credited against amounts previously billed. In lieu of costly litigation, the Company settled the claim with the vendor. Under the terms of the settlement agreement, the Company agreed to pay this vendor $2.9 million for an option to purchase 5,000 new PC's at substantially discounted levels and for the satisfaction of all billed and unbilled invoices. Additionally, the Company agreed to bear the financial burden of all future returns unrelated to warranty issues. Subsequent to the date of the settlement agreement, the Company experienced actual returns in excess of its estimate at the time of settlement. These excess returns resulted in a charge in the fourth quarter of approximately $1.6 million as the Company had no additional recourse to the vendor based on the terms of the settlement agreement.

13. Pending Merger with Prodigy Communications Corporation

  On November 5, 1999, the Company and Prodigy Communications Corporation ("Prodigy") entered into a definitive agreement whereby Prodigy will acquire the Company in a stock-for-stock merger. Under the terms of the merger agreement, Prodigy will issue 0.35 shares of Prodigy common stock for each share of the Company's common stock outstanding on the closing date of the transaction.

                         FLASHNET COMMUNICATIONS, INC.

  The Boards of Directors of both Prodigy and the Company unanimously approved the merger; however, the merger is also subject to approval by the Company's shareholders and to customary regulatory approvals. Closing of the merger is expected to occur in the second quarter of 2000. In connection with the merger agreement, the Company has granted Prodigy an option to purchase up to 19.9% of the outstanding shares of the Company's common stock at $8.66 per share, which may be exercised in certain circumstances. Based on the number of shares of the Company and Prodigy currently outstanding, Prodigy will issue approximately 5.0 million shares to complete the merger.