Form 10-Q
period 2000-03-31
FLASHNET COMMUNICATIONS INC
filed 2000-05-15
CIK 1063193

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTER ENDED MARCH 31, 2000

                                      OR

         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                            SECURITIES ACT OF 1934

                FOR THE TRANSITION PERIOD FROM           TO
                                               ----------   ----------

                       COMMISSION FILE NUMBER  000-25477

                         FLASHNET COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)


                   TEXAS                            75-2614852
       (State or other jurisdiction of            (I.R.S. Employer
       incorporation or organization)          Identification Number)

  3001 MEACHAM BLVD., SUITE 100, FORT WORTH, TX        76137
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

                              Yes  ( )     No  (X)

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                       Outstanding at April 30, 2000
    Common Stock, No Par Value                       14,321,221

                         FLASHNET COMMUNICATIONS, INC.
                                     INDEX
                                                                       Page
PART I.  FINANCIAL INFORMATION

ITEM 1.

CONSOLIDATED BALANCE SHEETS -
  March 31, 2000 and December 31, 1999................................    3

CONSOLIDATED STATEMENTS OF OPERATIONS -
  Three months ended March 31, 2000 and 1999..........................    4

CONSOLIDATED STATEMENTS OF CASH FLOWS -
  Three months ended March 31, 2000 and 1999..........................    5

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY -
  Three months ended March 31, 2000...................................    6

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..................    7

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS.................................    8

ITEM 3.

QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT
  MARKET RISK.........................................................   14

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS...........................................  N/A

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS...................  N/A

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.............................  N/A

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........  N/A

ITEM 5.   OTHER INFORMATION...........................................  N/A

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          (a).  Exhibits..............................................   14
          (b).  Reports on Form 8-K...................................  N/A

SIGNATURES............................................................   15

                         FLASHNET COMMUNICATIONS, INC.
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                             March 31,            December 31,
                                                                                               2000                   1999
                                                                                         ----------------       ----------------
                                                                                           (UNAUDITED)
CURRENT ASSETS:
   Cash and cash equivalents                                                             $        231,000       $      7,045,000
   Notes receivable                                                                               700,000                700,000
   Accounts receivable, net                                                                     3,852,000              4,393,000
   Prepaid expenses                                                                             2,125,000              2,661,000
   Other current assets                                                                           770,000                904,000
                                                                                         ----------------       ----------------
      Total current assets                                                                      7,678,000             15,703,000

PROPERTY AND EQUIPMENT, net                                                                    17,182,000             17,783,000
SOFTWARE LICENSES, net                                                                            248,000                338,000
CUSTOMER HARDWARE                                                                               4,734,000              5,579,000
OTHER ASSETS                                                                                      159,000                182,000
                                                                                         ----------------       ----------------
TOTAL                                                                                    $     30,001,000       $     39,585,000
                                                                                         ================       ================


                        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Trade accounts payable                                                                $      6,288,000       $      8,162,000
   Accrued payroll and related expenses                                                           645,000                913,000
   Other accrued expenses                                                                         532,000              1,100,000
   Current portion of capital lease obligations                                                 4,196,000              4,129,000
   Deferred revenue                                                                             8,999,000             10,215,000
                                                                                         ----------------       ----------------

      Total current liabilities                                                                20,660,000             24,519,000

CAPITAL LEASE OBLIGATIONS, net of current portion                                               4,415,000              5,410,000
                                                                                         ----------------       ----------------
      Total liabilities                                                                        25,075,000             29,929,000

REDEEMABLE SERIES A PREFERRED STOCK, $1.00 par value;
   1,375,000 shares authorized, none issued and outstanding                                             -                      -

SHAREHOLDERS' EQUITY:
   Common stock, no par value, 50,000,000 shares authorized,
      14,321,221 and 14,307,694 issued and outstanding, respectively                           68,789,000             68,776,000
   Additional paid-in capital, stock options                                                    2,039,000              1,909,000
   Unearned compensation                                                                       (1,338,000)            (1,427,000)
   Warrants to purchase common stock                                                            3,330,000              3,330,000
   Accumulated deficit                                                                        (67,894,000)           (62,932,000)
                                                                                         ----------------       ----------------
      Total shareholders' equity                                                                4,926,000              9,656,000
                                                                                         ----------------       ----------------
TOTAL                                                                                    $     30,001,000       $     39,585,000
                                                                                         ================       ================

           See Condensed Notes to Consolidated Financial Statements

                         FLASHNET COMMUNICATIONS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                                                              Three Months Ended March 31,
                                                                                      ---------------------------------------------
                                                                                              2000                     1999
                                                                                      --------------------     --------------------
REVENUES:
   Consumer access services                                                           $          9,150,000     $          7,150,000
   Business services                                                                               413,000                  466,000
   Set-up fees and other                                                                           918,000                  473,000
                                                                                      --------------------     --------------------
      Total                                                                                     10,481,000                8,089,000
                                                                                      --------------------     --------------------

OPERATING COSTS AND EXPENSES:
   Cost of services (includes amortization of and loss on customer hardware
      of $817,000 for the three months ended March 31, 2000)                                     5,613,000                3,417,000
   Cost of other revenues                                                                          308,000                  119,000
   Sales and marketing                                                                           2,671,000                2,553,000
   General and administrative                                                                    2,477,000                1,961,000
   Operations and customer support                                                               2,437,000                1,981,000
   Depreciation and amortization                                                                 1,746,000                  889,000
                                                                                      --------------------     --------------------
      Total                                                                                     15,252,000               10,920,000
                                                                                      --------------------     --------------------
LOSS FROM OPERATIONS                                                                            (4,771,000)              (2,831,000)
INTEREST EXPENSE                                                                                  (254,000)                (712,000)
INTEREST AND OTHER INCOME                                                                           63,000                   44,000
                                                                                      --------------------     --------------------
LOSS BEFORE EXTRAORDINARY ITEM                                                                  (4,962,000)              (3,499,000)
EXTRAORDINARY ITEM - LOSS ON
   EARLY EXTINGUISHMENT OF DEBT                                                                          -               (1,656,000)
                                                                                      --------------------     --------------------
NET LOSS                                                                                        (4,962,000)              (5,155,000)
ACCRETION ON REDEEMABLE PREFERRED STOCK                                                                  -                  (48,000)
                                                                                      --------------------     --------------------
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS                                          $         (4,962,000)    $         (5,203,000)
                                                                                      ====================     ====================
NET LOSS PER SHARE, BASIC AND DILUTED:
   Loss before extraordinary item                                                     $              (0.35)    $              (0.51)
   Extraordinary item                                                                                    -                    (0.24)
                                                                                      --------------------     --------------------
                                                                                      $              (0.35)    $              (0.75)
                                                                                      ====================     ====================
WEIGHTED AVERAGE SHARES, BASIC AND DILUTED                                                      14,316,000                7,018,000
                                                                                      ====================     ====================

           See Condensed Notes to Consolidated Financial Statements

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                              Three Months Ended March 31,
                                                                                       -------------------------------------------
                                                                                              2000                    1999
                                                                                       ------------------       ------------------
OPERATING ACTIVITIES:
   Net loss                                                                            $       (4,962,000)      $       (5,155,000)
   Adjustments to reconcile net loss to net cash used by
      operating activities:
      Extraordinary losses                                                                              -                1,656,000
      Depreciation                                                                              1,583,000                  878,000
      Amortization of and loss on customer hardware                                               817,000                        -
      Amortization of debt discount and other                                                     163,000                  340,000
      Stock based compensation expense and other                                                  219,000                   95,000
      Provision for allowance for uncollectible accounts                                                -                  (44,000)
      Changes in assets and liabilities:
         Decrease in accounts receivable                                                          541,000                  262,000
         Decrease in prepaid expenses and other current assets                                    690,000                  135,000
         Increase (decrease) in accounts payable and accrued liabilities                       (2,710,000)                 660,000
         Increase (decrease) in deferred revenue                                               (1,216,000)                 239,000
                                                                                       ------------------       ------------------

            Net cash used by operating activities                                              (4,875,000)                (934,000)
                                                                                       ------------------       ------------------

INVESTING ACTIVITIES:
   Purchases of property and equipment, net                                                      (982,000)              (3,158,000)
   Purchases of software and other assets                                                         (42,000)                 (84,000)
                                                                                       ------------------       ------------------

            Net cash used in investing activities                                              (1,024,000)              (3,242,000)
                                                                                       ------------------       ------------------
FINANCING ACTIVITIES:
   Proceeds from initial public offering, net                                                           -               56,337,000
   Proceeds from issuance of note payable                                                               -                5,000,000
   Proceeds from exercise of stock options                                                         13,000                        -
   Principal payments under notes payable                                                               -              (11,500,000)
   Principal payments under capital lease obligations                                            (928,000)                (897,000)
                                                                                       ------------------       ------------------
            Net cash provided (used) by financing activities                                     (915,000)              48,940,000
                                                                                       ------------------       ------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                           (6,814,000)              44,764,000
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                  7,045,000                1,038,000
                                                                                       ------------------       ------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                               $          231,000       $       45,802,000
                                                                                       ==================       ==================
SUPPLEMENTAL INFORMATION:
   Cash paid for interest                                                              $          254,000       $          384,000
   Equipment acquired under capital leases                                                              -                2,197,000
   Additional common stock issued upon conversion of debt                              $                -       $           40,000

            See Condensed Notes to Consolidated Financial Statements

                         FLASHNET COMMUNICATIONS, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                       THREE MONTHS ENDED MARCH 31, 2000
                                  (UNAUDITED)



                                                              Additional
                                                               Paid in                 Warrants to
                                           Common Stock        Capital-                 Purchase
                                    -----------------------      Stock     Unearned      Common      Accumulated      Shareholders'
                                      Shares       Amount      Options   Compensation    Stock          Deficit          Equity
                                    ----------  -----------  ----------  ------------- -----------   ------------     -------------

BALANCE, December 31, 1999          14,307,694  $68,776,000  $1,909,000  $(1,427,000)  $3,330,000    $(62,932,000)    $   9,656,000

   Employee stock purchase plan
    and exercise of stock options       13,527       13,000           -            -            -               -            13,000
   Amortization of compensatory
    stock option grants and other            -            -     130,000       89,000            -               -           219,000
   Net loss                                  -            -           -            -            -      (4,962,000)       (4,962,000)
                                    ----------  -----------  ----------  -----------   ----------    ------------     -------------

BALANCE, March 31, 2000             14,321,221  $68,789,000  $2,039,000  $(1,338,000)  $3,330,000    $(67,894,000)    $   4,926,000
                                    ==========  ===========  ==========  ===========   ==========    ============     =============


           See Condensed Notes to Consolidated Financial Statements

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1. BASIS OF PRESENTATION

   In the opinion of management of FlashNet Communications, Inc. ("FlashNet"), the accompanying consolidated financial statements, which have not been audited by independent public accountants, contain all adjustments, consisting of normal recurring adjustments, considered necessary to present fairly FlashNet's consolidated financial position, the results of its operations and its cash flows for the periods reported. The consolidated financial statements include the accounts of FlashNet and its subsidiaries. All significant intercompany balances and transactions are eliminated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Article 10 of Regulation S-X of the Securities and Exchange Commission. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in FlashNet's Form 10-K for the fiscal year ended December 31, 1999. The results of operations for the three months ended March 31, 2000 and 1999 are not necessarily indicative of the results to be expected for a full year.

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

3. REVENUE RECOGNITION

   Amounts received upon the sale or renewal of prepaid annual and monthly business and consumer subscriptions are recorded as deferred revenue through a 30-day money back cancellation period and then amortized over the remaining period in which service is provided. Annual business and consumer subscribers canceling after the initial 30-day period are assessed a $50 cancellation fee. Distributor sign-up and renewal fees are also recorded as deferred revenue and amortized over the life of the related agreements. Revenue from the sale of merchandise and hardware without bundled Internet access is recognized immediately upon the shipment of the merchandise. Consulting services have been provided from time to time on a limited basis by FlashNet on both a fixed fee and a time-and-materials basis and are recognized as the services are performed. Advertising revenues, all of which must be paid in cash by the customer, are recognized as advertising services are provided. During the quarter ended June 30, 1999, FlashNet began providing subscribers a bundled service offering combining Internet access with a computer in exchange for a 2 or 3 year contractual commitment payable on a monthly basis. Related revenue is recognized on a monthly basis subject to deferral through a 30-day money back cancellation period.

4. CUSTOMER HARDWARE

   In connection with the bundled service offering, FlashNet contracted with vendors for the purchase of both new and refurbished personal computers ("PCs"). The costs of the PCs are capitalized as customer hardware and amortized over the term of the contracts, with the amortization rate adjusted for estimates for non-recoverability of equipment and uncollectible balances on cancelled contracts. Net capitalized costs are reviewed periodically for recoverability of balances on cancelled contracts.

5. NET LOSS PER SHARE

   Basic loss per share is computed using the weighted average number of common shares outstanding. Options, warrants and convertible securities are not included in the computation of diluted loss per share as the effects would be antidilutive.

6. PENDING MERGER WITH PRODIGY COMMUNICATIONS CORPORATION

   On November 5, 1999, FlashNet and Prodigy Communications Corporation ("Prodigy'') entered into a definitive agreement whereby Prodigy will acquire FlashNet in a stock-for-stock merger. Under the terms of the merger agreement, Prodigy will issue 0.35 shares of Prodigy common stock for each share of FlashNet's common stock outstanding on the closing date of the transaction.

   The Boards of Directors of both Prodigy and FlashNet unanimously approved the merger; however, the merger is also subject to approval by FlashNet's shareholders and to customary regulatory approvals. Closing of the merger is expected to occur on May 31, 2000. In connection with the merger agreement, FlashNet has granted Prodigy an option to purchase up to 19.9% of the outstanding shares of FlashNet's common stock at $8.66 per share, which may be exercised in certain circumstances. Based on the number of shares of FlashNet and Prodigy currently outstanding, Prodigy will issue approximately 5.0 million shares to complete the merger.

7. PRODIGY LOAN COMMITMENT

   On April 26, 2000, Prodigy agreed to loan FlashNet up to $2.0 million to fund operations. Advances will be unsecured, bear interest at an annual rate of 12% and are due October 26, 2000. As of May 4, 2000, no advance had been made under these arrangements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   This report contains certain forward-looking statements with respect to FlashNet's operations, industry, financial condition and liquidity. These statements reflect management's best current assessment of a number of risks and uncertainties. FlashNet's actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors described in this report and other risks indicated in FlashNet's other filings with the Securities and Exchange Commission.

OVERVIEW

   FlashNet is a nationwide provider of consumer Internet access and business services. FlashNet provides its Internet access services in approximately 900 cities throughout the United States. As of March 31, 2000, FlashNet had a subscriber base of approximately 231,000 users, including approximately 3,200 customers for its business services.

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

  REVENUES.

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

  Amortization of customer hardware is the result of amortizing the cost of capitalized personal computers issued to customers, over the life of the subscriber contract, with the amortization rate adjusted for estimates for non-recoverability of equipment and uncollectible balances on cancelled contracts. Loss on customer hardware resulted from personal computers returned by customers, which FlashNet was unable to recover from its vendors.

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

RESULTS OF OPERATIONS

  The following table sets forth certain unaudited financial data for the quarters ended March 31, 2000 and 1999. Operating results for any period are not necessarily indicative of results for any future period. Dollar amounts are shown in thousands.

                                                                        Three Months Ended                  Three Months Ended
                                                                          March 31, 2000                      March 31, 1999
                                                                  ------------------------------       --------------------------
                                                                                         % of                              % of
                                                                      (000's)          Revenues            (000's)       Revenues
                                                                  -------------    -------------       -------------    ---------
REVENUES:
   Consumer access services                                             $ 9,150               87%            $ 7,150           88%
   Business services                                                        413                4                 466            6
   Set-up fees and other                                                    918                9                 473            6
                                                                  -------------    -------------       -------------    ---------
      Total                                                              10,481              100               8,089          100
                                                                  -------------    -------------       -------------    ---------
OPERATING COSTS AND EXPENSES:
   Cost of services (including amortization of and
      loss on customer hardware)                                          5,613               54               3,417           42
   Cost of other revenues                                                   308                3                 119            1
   Sales and marketing                                                    2,671               25               2,553           32
   General and administrative                                             2,477               24               1,961           24
   Operations and customer support                                        2,437               23               1,981           25
   Depreciation and amortization                                          1,746               17                 889           11
                                                                  -------------    -------------       -------------    ---------
      Total                                                              15,252              146              10,920          135
                                                                  -------------    -------------       -------------    ---------
LOSS FROM OPERATIONS                                                     (4,771)             (46)             (2,831)         (35)
INTEREST EXPENSE                                                           (254)              (2)               (712)          (9)
INTEREST AND OTHER INCOME                                                    63                1                  44            1
                                                                  -------------    -------------       -------------    ---------
LOSS BEFORE EXTRAORDINARY ITEM                                           (4,962)             (47)             (3,499)         (43)
EXTRAORDINARY ITEM - LOSS ON EARLY
   EXTINGUISHMENT OF DEBT                                                     -                -              (1,656)         (20)
                                                                  -------------    -------------       -------------    ---------
NET LOSS                                                                 (4,962)             (47)             (5,155)         (63)
ACCRETION ON REDEEMABLE
   PREFERRED STOCK                                                            -                -                 (48)          (1)
                                                                  -------------    -------------       -------------    ---------
NET LOSS ATTRIBUTABLE TO
   COMMON  SHAREHOLDERS                                                 $(4,962)            (47)%            $(5,203)         (64)%
                                                                  =============    =============       =============    =========

     QUARTER ENDED MARCH 31, 2000 COMPARED TO QUARTER ENDED MARCH 31, 1999

  REVENUES.

  FlashNet experienced substantial growth in revenues in 2000 as compared to 1999. Total revenues increased 30% to $10.5 million in 2000 from $8.1 million in 1999. As reflected by the increase in consumer access services revenues, subscriptions and renewals increased 28% to $9.2 million in 2000 from $7.2 million in 1999. The increase in access service revenues was primarily due to an increase in FlashNet's subscriber base of 22% to 231,000 at March 31, 2000 from 190,000 at March 31, 1999, and an increase in the number of monthly accounts which generally result in higher revenue per subscriber.

  Subscriber set-up fees and other revenues increased 94% to $0.9 million in 2000 from $0.5 million in 1999. The increase was primarily the result of the reintroduction of set-up fees on most products, which took place in the second quarter of 1999.

COST OF SERVICES

  Cost of services increased 64% to $5.6 million in 2000 from $3.4 million in 1999, primarily due to an increase in dial tone costs associated with a higher level of subscribers on FlashNet's network and amortization of and loss on customer hardware of $0.8 million, as described below. Cost of services as a percentage of total revenues increased to 54% from 42% during 2000 and 1999, respectively, primarily due to amortization of and loss on customer hardware.

AMORTIZATION OF AND LOSS ON CUSTOMER HARDWARE

  In June 1999, FlashNet began reselling personal computers through a bundled service offering. The costs of the personal computers have been capitalized and are being amortized over the life of the subscriber contract with the amortization term adjusted for estimates for the non-recoverability of equipment and uncollectible balances on cancelled contracts.

SALES AND MARKETING EXPENSES

  Sales and marketing expenses increased 5% to $2.7 million in 2000 from $2.6 million in 1999. Sales and marketing expenses as a percentage of total revenues decreased to 25% in 2000 from 32% in 1999. Since the fourth quarter of 1999 and thereafter, FlashNet has reduced its cash expenditures in its sales and marketing efforts. The reduction in these efforts was mainly accomplished by reducing its advertising and media expenditures.

GENERAL AND ADMINISTRATIVE EXPENSES

  General and administrative expenses increased 20% to $2.3 million in 2000 from $2.0 million in 1999. General and administrative expenses as a percentage of total revenues decreased to 22% from 24% during 2000 and 1999, respectively. The increase was primarily due to increases in support and maintenance agreements, and spending on facilities. Costs related to support and maintenance agreements increased $0.2 million in 2000 versus 1999, as a result of agreements that were entered into during the third and fourth quarters of 1999. The costs of these contracts are amortized over the term of the agreement. Facility costs increased $0.1 million in 2000 versus 1999, as a result of FlashNet relocating to new office facilities.

OPERATIONS AND CUSTOMER SUPPORT EXPENSES

  Operations and customer support expenses increased 23% to $2.4 million in 2000 from $2.0 million in 1999, primarily due to increased labor costs. The number of full-time and contract employees in the customer care and technical support departments increased to approximately 255 personnel in 2000 from 218 personnel in 1999, to support the larger subscriber base. Operations and customer support expenses as a percentage of total revenues decreased to 23% from 25% during 2000 and 1999, respectively, mainly due to the leveraging of FlashNet's fixed costs over a larger subscriber base.

DEPRECIATION AND AMORTIZATION

  Depreciation and amortization expense increased 96% to $1.7 million in 2000 from $0.9 million in 1999. The increase primarily resulted from additional purchases of equipment and software and equipment acquired under capital leases needed to support FlashNet's expanding network. Depreciation and amortization expense as a percentage of total revenues increased to 17% for 2000 from 11% in 1999.

INTEREST EXPENSE

  Interest expense decreased to $0.3 million in 2000 from $0.7 million in 1999. During March 1999, all of FlashNet's outstanding debt was retired. The remaining interest expense relates to outstanding capital lease obligations.

EXTRAORDINARY LOSS

  The extraordinary loss on early extinquishment of debt represents the write-off of unamortized debt discount costs and other costs related to the repayment of FlashNet's outstanding debt in March 1999.

LIQUIDITY AND CAPITAL RESOURCES

  The capital needs of FlashNet have historically been met, in large part, by receipts from its prepaid subscriber customer base, which, in turn, increased its deferred revenue liability. Commencing in 1996, as FlashNet placed greater emphasis on developing and expanding its network infrastructure, it sought additional capital from other sources, including vendor capital leases and other vendor financing arrangements and through private placements of its securities. The Company's IPO, completed in March 1999, provided FlashNet with additional capital of $56.3 million.

  The Company's operating activities used net cash of approximately $4.9 million and $0.9 million during the quarters ended March 31, 2000 and 1999, respectively. During the quarter ended March 31, 2000, net cash used in operations resulted from net losses, adjusted for depreciation and amortization expense and decreases in liabilities. During the quarter ended March 31, 1999, net cash used in operations resulted primarily from net losses, adjusted for the extraordinary losses, depreciation and amortization expense and increases in trade accounts payable.

  Cash used by investing activities has consisted primarily of leasehold improvements to FlashNet's new facility in 2000 and equipment purchases for POP and network expansion in 1999 and 2000. For the quarters ended March 31, 2000 and 1999, capital expenditures amounted to approximately $1.0 million and $3.2 million, respectively. In addition, FlashNet incurred approximately $2.2 million for equipment acquired under capital leases in 1999. At March 31, 2000, FlashNet had no material commitments for capital expenditures.

  Cash used in and provided by financing activities was approximately $0.9 million and $48.9 million during the quarters ended March 31, 2000 and 1999, respectively. Cash used for financing activities was $0.9 million for principal payments under capital lease obligations during the quarter ended March 31, 2000. During January 1999, FlashNet received proceeds of $5.0 million from a term loan. During March 1999, FlashNet effected its IPO. Net proceeds to FlashNet were approximately $56.3 million. Cash used for financing activities during the quarter ended March 31, 1999, included $11.5 million for the repayment of FlashNet's outstanding debt, plus $0.9 million for principal payments under capital lease obligations.

  Since the fourth quarter of 1999 and thereafter, FlashNet was forced to make reductions in its cash expenditures in several operational areas and discontinued the "Free PC" program, which bundled Internet access with a refurbished computer in exchange for a two or three year contractual commitment for Internet service, to preserve its cash resources. FlashNet identified its sales and marketing efforts as the primary area to reduce its expenditures. The reduction in these efforts, which was mainly accomplished by reducing its advertising and media expenditures, has resulted in a decrease in new subscribers and cash receipts from revenue- generating activities. The selling of new personal computers with bundled Internet service could require additional cash commitments. However, sales of new computers with bundled Internet service have not been and are not expected to be significant. Because the pending merger with Prodigy requires FlashNet to maintain its basic infrastructure, FlashNet continues to conduct its operations in a manner generally consistent with its historical practices (except curtailing certain aspects of its sales and marketing as described above) and has not sought additional financing nor has any commitments for financing at March 31, 2000. FlashNet will be required to seek additional financing sufficient to meet its working capital needs for fiscal 2000 if the merger with Prodigy is not consummated. Based on FlashNet's recent efforts to raise capital, management has determined that it most likely cannot raise additional capital or financing on reasonable terms. The Report of Independent Auditors dated March 3, 2000 with respect to FlashNet's consolidated financial statements for the year ended December 31, 1999, contains an explanatory paragraph regarding FlashNet's ability to continue as a going concern. FlashNet's only plan at this time with respect to the going concern is the merger with Prodigy and FlashNet has no contingency plans presently in place should the merger with Prodigy fail to occur. If the merger is not consummated, management could be forced to make significant reductions in its headcount and expenditure levels, and would most likely be forced to raise capital, if obtainable, on unfavorable terms. FlashNet does not believe that its current cash and cash equivalents are sufficient to meet its working capital needs for the next 12 months.

  On April 26, 2000, Prodigy agreed to loan FlashNet up to $2.0 million to fund operations. Advances will be unsecured, bear interest at an annual rate of 12% and are due October 26, 2000. As of May 4, 2000, no advance had been made under these arrangements. As of May 4, 2000, FlashNet had cash and cash equivalents of approximately $1 million. However, in the judgment of FlashNet's management, Prodigy's loan commitment coupled with FlashNet's cash on hand, should be sufficient to finance its operations until the closing of the merger.

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

  FlashNet is subject to interest rate risk on its capital lease obligations. However, as such obligations have fixed interest rates, FlashNet does not believe interest rate risks are material.


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



                                          FLASHNET COMMUNICATIONS, INC.
                                          -----------------------------
                                                    (Registrant)



Date:     May 12, 2000                     /s/ ANDREW N. JENT
       ------------------                 -------------------------------
                                          Andrew N. Jent
                                          Executive Vice President and
                                          Chief Financial Officer